Form 10QSB
period 2003-03-31
CORK ACQUISITION CORP
filed 2003-05-15
CIK 1106643

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2003, the Company had 500,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X].

                             CORK ACQUISITION CORP.

                                      INDEX
                                                                           Page
                                                                           -----
PART 1 -   Financial Information

      Item 1    Financial Statements

                Condensed Balance Sheet at March 31, 2003 (unaudited)       3

                Condensed Statements of Operations for the Quarters
                      Ended March 31, 2003 and 2002 (unaudited)             4

                Condensed Statements of Cash Flows for the Quarters
                      Ended March 31, 2003 and 2002(unaudited)              5

                Notes to Condensed Financial Statements (unaudited)         6

      Item 2    Management's Discussion and Analysis
                      Or Plan of Operation                                  7

      Item 3    Controls and Procedures                                     7

PART II -  Other Information

      Item 1 - Legal Proceedings                                            7

      Item 2 - Changes in Securities and Use of Proceeds                    7

      Item 3 - Defaults Upon Senior Securities                              7

      Item 4 - Submission of Matters to a Vote of Security Holders          7

      Item 5 - Other Information                                            7

      Item 6 - Exhibits and Reports on Form 8-K                             7

      Signatures                                                            7

      Certifications                                                        8

                             CORK ACQUISITION CORP.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)
                                 March 31, 2003

                                         ASSETS

Total assets                                                          $       -
                                                                      =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Total liabilities                                                     $       -
                                                                      ---------

Shareholders' equity

   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                             -
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                                 500
   Additional paid in capital                                             6,007
   Deficit accumulated during the development stage                      (6,507)
                                                                      ---------

      Net shareholders' equity                                                -
                                                                      ---------

                                                                      $       -
                                                                      =========

                       See notes to financial statements


                             CORK ACQUISITION CORP.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                        Cumulative
                                                     Three months     from inception
                                                    ended March 31,  (April 21, 1997)
                                              -----------------------  to March 31,
                                                 2003         2002        2003
                                              ----------   ----------   ----------
Costs and expenses

  General and administrative expenses         $     765    $     908    $   6,507
                                              ----------   ----------   ---------

Net loss                                      $    (765)   $    (908)   $  (6,507)
                                              ==========   ==========   ==========

Basic and diluted net loss per common share           -            -
                                              ==========   =========

Basic and diluted weighted average
 number of common shares outstanding            500,000      500,000
                                              ==========   =========


                       See notes to financial statements

                             CORK ACQUISITION CORP.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                            Cumulative
                                                         Three months     from inception
                                                        ended March 31,  (April 21, 1997)
                                                  -----------------------  to March 31,
                                                     2003         2002       2003
                                                  ----------   ----------   ----------
Cash flows from operating activities

  Net loss                                        $    (765)   $    (908)   $  (6,507)
  Adjustments to reconcile net loss to net cash
    used by operating activities                          -            -            -
                                                  ----------   ----------   ----------

    Net cash used by operating activities              (765)        (908)      (6,507)
                                                  ----------   ----------   ----------

Cash flows from investing activities                      -            -            -
                                                  ----------   ----------   ----------

Cash flows from financing activities
  Issuance of common stock                                -            -          500
  Capital contribution                                  765          908        6,007
                                                  ----------   ----------   ----------

    Net cash provided by financing activities           765          908        6,507
                                                  ----------   ----------   ----------

Net increase (decrease) in cash                           -            -            -
                                                  ----------   ----------   ----------

Cash, beginning of period                                 -            -            -
                                                  ----------   ----------   ----------

Cash, end of period                               $       -    $       -    $       -
                                                  ==========   ==========   ==========


                       See notes to financial statements

                            CORK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2003

NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited financial statements of Cork Acquisition
      Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002.

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

ITEM 3 - CONTROLS AND PROCEDURES

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

                                                          CORK ACQUISITION CORP.

                                                     By:  /s/ Danilo Cacciamatta
                                                        ------------------------
                                                              Danilo Cacciamatta
                                                         Chief Executive Officer
      Dated: April 30, 2003

                          CERTIFICATION OF SOLE OFFICER

I, Danilo Cacciamatta, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Cork Acquisition
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's certifying officer is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and has:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluations Date;

5. The registrant's certifying officers has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's certifying officer has indicated in this quarterly report whether there were significant changes in internal control or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30 2003                         /s/ DANILO CACCIAMATTA
                                            ------------------------------
                                            Danilo Cacciamatta
                                            Chief Executive Officer
                                            Chief Financial Officer

In connection with the Quartely Report of Cork Acquisition Corp.(the "Company") on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Danilo Cacciamatta, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 30, 2003                           /s/ DANILO CACCIAMATTA
                                               -------------------------------
                                               Danilo Cacciamatta
                                               Chief Executive Officer and
                                               Chief Financial Officer