Form 10QSB
period 2003-06-30
CORK ACQUISITION CORP
filed 2003-08-15
CIK 1106643

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003


Commission File Number 0-29521


                             CORK ACQUISITION CORP.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                           33-0889195
             --------                                           ----------
  State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


                 2600 Michelson Drive, Suite 490, Irvine, CA 92612
                 -------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 475-9600
                                 --------------
                           (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]

As of August 15, 2003, the Company had 500,000 shares of its $.001 par value common stock issued and outstanding.

                                      INDEX

PART I FINANCIAL INFORMATION
                                                                            Page
Item 1. Financial Statements

        Condensed Balance Sheet at June 30, 2003 (unaudited)                 3

        Condensed Statements of Operations for the Three and Six
          Months Ended June 30, 2003 and June 30, 2002 (unaudited)           4

        Condensed Statements of Cash Flows for the Six Months Ended
          June 30, 2003 and June 30, 2002 (unaudited)                        5

        Notes to Unaudited Condensed Financial Statements                    6

Item 2. Management's Discussion and Analysis or Plan of Operation            7

Item 3  Controls and Procedures                                              7


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    7

Item 2. Changes in Securities                                                7

Item 3. Defaults Upon Senior Securities                                      7

Item 4. Submission of Matters to a Vote of Security Holders                  7

Item 5. Other Information                                                    7

Item 6. Exhibits and Reports on Form 8-K                                     7

Signatures                                                                   7

Certifications                                                               8

                             CORK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 2003



                                     ASSETS

Total assets                                                          $       -
                                                                      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

TOTAL LIABILITIES                                                     $       -
                                                                      ----------

Commitments and contingencies                                                 -

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized,
   $.001 par value, none issued and outstanding                               -
   Common stock, 20,000,000 shares authorized,
   $.001 par value, 500,000 shares issued and outstanding                   500
   Additional paid in capital                                             6,558
   Deficit accumulated during the development stage                      (7,058)
                                                                      ----------
TOTAL SHAREHOLDERS' EQUITY                                                    -
                                                                      ----------
                                                                      $       -
                                                                      ==========



                        See notes to financial statements


                             CORK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                    THREE MONTHS                 SIX MONTHS               CUMULATIVE
                                   ENDED JUNE 30,               ENDED JUNE 30,          FROM INCEPTION
                                -----------------------      -----------------------   (APRIL 21, 1997)
                                   2003         2002           2003         2002       TO JUNE 30, 2003
                                ----------   ----------      -----------  ----------    ----------------
COSTS AND EXPENSES:

  General and administrative    $     551      $  1,143       $  1,316    $  2,051         $   7,058
                                ----------     --------      -----------  ---------         --------

NET LOSS                        $    (551)     $ (1,143)      $ (1,316)   $ (2,051)        $ (7,058)
                                ==========     =========     ===========  =========        =========


BASIC AND DILUTED NET
  LOSS PER COMMON SHARE         $     -        $  -           $    -        $  -
                                ==========     =========      ==========   ========

BASIC AND DILUTED
  WEIGHTED AVERAGE
  SHARES OUTSTANDING              500,000       500,000         500,000     500,000
                                ===========    =========      ==========   ========



                                    See notes to financial statements


                             CORK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         CUMULATIVE
                                                                 SIX MONTHS            FROM INCEPTION
                                                                ENDED JUNE 30,        (APRIL 21, 1997)
                                                         ----------------------------   TO JUNE 30,
                                                              2003          2002           2003
                                                         -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                               $    (1,316)    $   (2,051)    $   (7,058)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                                 -              -              -
                                                            -----------  ------------    ----------
    Net cash used by operating activities                     (1,316)    $   (2,051)        (7,058)
                                                            -----------  ------------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES                              -              -              -

                                                          ------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                       -               -              500
  Capital contributions                                        1,316          2,051           6,558
                                                         -------------  -------------  -------------

    Net cash provided by financing activities                  1,316           2,051          7,058
                                                         -------------  -------------  -------------

Net increase (decrease) in cash                                   -            -                -
                                                         -------------  -------------  -------------

CASH, BEGINNING OF PERIOD                                         -            -                -
                                                         -------------  -------------  -------------

CASH, END OF PERIOD                                      $        -     $      -       $        -
                                                         =============  =============  =============



                                    See notes to financial statements

                             CORK ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Cork Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002.

NOTE B - BACKGROUND AND NATURE OF BUSINESS

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

                                                          CORK ACQUISITION CORP.

                                                     By:  /s/ Danilo Cacciamatta
                                                        ------------------------
                                                              Danilo Cacciamatta
                                                         Chief Executive Officer
      Dated: August 15, 2003

                          CERTIFICATION OF SOLE OFFICER

I, Danilo Cacciamatta, certify that:
1.   I have reviewed this quarterly report on Form 10-QSB of Cork Acquisition
     Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;
4. The registrant's certifying officer is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and has: a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluations Date;
5. The registrant's certifying officer has disclosed, based on his most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls.

Date: August 15, 2003                       /s/ DANILO CACCIAMATTA
                                            -----------------------
                                            Danilo Cacciamatta
                                            Chief Executive Officer
                                            Chief Financial Officer


In connection with the Report of Cork Acquisition Corp.(the "Company") on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Danilo Cacciamatta, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2003                          /s/ DANILO CACCIAMATTA
                                               -----------------------
                                               Danilo Cacciamatta
                                               Chief Executive Officer
                                               Chief Financial Officer