Form 10QSB
period 2003-09-30
SITEWORKS  INC /FL
filed 2004-03-03
CIK 1106643

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003


Commission File Number 0-29521


                                 SITEWORKS, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                           58-2590047
             --------                                           ----------
  State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


                    2534 N. Miami Ave., Miami, Florida 33127
                 -------------------------------------------------
                    (Address of principal executive offices)


                                  305-573-9339
                                 --------------
                           (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]

As of September 30, 2003, the Company had 17,953,253 shares of its $.001 par value common stock issued and outstanding.


                                     SITEWORKS, INC.
                              (A Development Stage Company)
                                     BALANCE SHEETS

                                         ASSETS

                                                          September 30,    December 31,
                                                              2003            2002
                                                          -------------   -------------
Current assets:
    Cash                                                  $        923    $         65
                                                          -------------   -------------
                                                                   923              65
                                                          -------------   -------------

Property and equipment, net                                    130,470              --
                                                          -------------   -------------

Other assets:
    Deposits                                                     1,200              --
                                                          -------------   -------------
                                                                 1,200              --
                                                          -------------   -------------

                                                          $    132,593    $         65
                                                          =============   =============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current portion of long-term debt                     $      2,981    $         --
    Due to officer/stockholder                                  20,000          33,837
    Notes payable                                              150,000              --
                                                          -------------   -------------
                                                               172,981          33,837

Long-term liabilities:
    Notes payable                                               10,418              --
                                                          -------------   -------------
                                                               183,399          33,837
                                                          -------------   -------------

Stockholders' deficit :
    Preferred stock; $.001 par value; authorized -
        1,000,000 shares; issued - none                             --              --
    Common stock; $.001 par value; authorized -
        100,000,000 shares; issued and outstanding -
        17,953,253 shares in 2003 and 5,427,712 in 2002         17,953           5,428
    Additional paid-in capital                                 568,222           5,143
    Deficit accumulated during the development stage          (636,981)        (44,343)
                                                          -------------   -------------
                                                               (50,806)        (33,772)
                                                          -------------   -------------

                                                          $    132,593    $         65
                                                          =============   =============


                   See accompanying notes to the financial statements.

                                            1

                                       SITEWORKS, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS

                                                 Nine             Nine         Aug. 8, 2001
                                              Months Ended    Months Ended    (Inception) to
                                             September 30,    September 30,    September 30,
                                                  2003             2002             2003
                                             --------------   --------------   --------------
Revenue:
  Sales                                      $       7,955    $          --    $       7,955
  Cost of sales                                      2,474               --            2,474
                                             --------------   --------------   --------------
    Gross profit                                     5,481               --            5,481
                                             --------------   --------------   --------------

    Total revenue                                    5,481               --            5,481
                                             --------------   --------------   --------------

Costs and expenses:
  Depreciation                                       3,177               --            3,177
  Officer's compensation                           306,750               --          306,750
  General and administrative                       288,192           28,295          327,284
                                             --------------   --------------   --------------
                                                   598,119           28,295          637,211
                                             --------------   --------------   --------------

Net loss                                     $    (592,638)   $     (28,295)   $    (631,730)
                                             ==============   ==============   ==============

Basic and diluted loss per common share      $        (.13)   $        (.46)
                                             ==============   ==============

Weighted average common shares outstanding       4,529,453           61,450
                                             ==============   ==============






                     See accompanying notes to the financial statements.

                                              2


                                           SITEWORKS, INC.
                                    (A Development Stage Company)
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE PERIOD AUGUST 8, 2001 (INCEPTION) TO SEPTEMBER 30, 2003

                                                                                           Deficit
                                                                                         Accumulated
                                                   Common Stock           Additional     During the
                                            ---------------------------     Paid-in      Development
                                               Shares         Amount        Capital          Stage
                                            ------------   ------------   ------------   ------------
Balances, August 8, 2001 (inception)                 --    $        --    $        --    $        --

    No activity in 2001                              --             --             --             --
                                            ------------   ------------   ------------   ------------

Balances, December 31, 2001                          --             --             --             --

    Common stock issued in merger with
       Realtimecars, Inc.                     5,250,375          5,250             --         (5,250)

    Common stock issued for services,
        valued at $.03 per share                177,337            177          5,143             --

    Net loss                                                                                 (39,093)
                                            ------------   ------------   ------------   ------------

Balances, December 31, 2002                   5,427,712          5,427          5,143        (44,343)

    Common stock retired                     (1,000,000)        (1,000)         1,000             --

    Common stock issued for services,
        valued at $.001 per share            47,918,288         47,918             --             --

    Reverse stock split of 200 to 1         (52,084,270)       (52,084)        52,084             --

    Sale of common stock ($.13 per share)       542,000            542         72,659             --

    Common stock issued for services,
        valued at $.03 per share             15,149,523         15,150        439,336             --

    Common stock issued in merger with
       Cork Acquisition Corp.                 2,000,000          2,000         (2,000)            --

    Net loss                                                                                (592,638)
                                            ------------   ------------   ------------   ------------

Balances, September 30, 2003                 17,953,253    $    17,953    $   568,222    $  (636,981)
                                            ============   ============   ============   ============




                         See accompanying notes to the financial statements.

                                                  3


                                         SITEWORKS, INC.
                                  (A Development Stage Company)
                                     STATEMENTS OF CASH FLOWS

                                                     Nine             Nine         Aug. 8, 2001
                                                  Months Ended    Months Ended    (Inception) to
                                                  September 30,   September 30,    September 30,
                                                     2003             2002             2003
                                                 --------------   --------------   --------------
Cash flows from operating activities:
    Net loss                                     $    (592,638)   $     (28,294)   $    (631,730)
    Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                    3,177               --            3,177
         Common stock issued for services              502,404               --          507,724
         Changes in assets and liabilities
            Increase in deposits                        (1,200)              --           (1,200)
                                                 --------------   --------------   --------------
    Net cash used in operating activities              (88,257)         (28,294)        (122,029)
                                                 --------------   --------------   --------------

Cash flows from investing activities:
    Purchases of property and equipment               (133,647)              --         (133,647)
                                                 --------------   --------------   --------------
    Net cash used in investing activities             (133,647)              --         (133,647)
                                                 --------------   --------------   --------------

Cash flows from financing activities:
    Proceeds from short-term debt                      150,000               --          150,000
    Proceeds from long-term debt                        14,294               --           14,294
    Repayment of long-term debt                           (895)              --             (895)
    Increase (decrease) in amounts
       due to an officer/stockholder                   (13,837)          28,051           20,000
    Proceeds from sale of common stock                  73,200               --           73,200
                                                 --------------   --------------   --------------
    Net cash provided by financing activities          222,762           28,051          256,599
                                                 --------------   --------------   --------------

Net increase (decrease) in cash                            858             (243)             923
Cash at beginning of period                                 65               --               --
                                                 --------------   --------------   --------------

Cash at end of period                            $         923    $        (243)   $         923
                                                 ==============   ==============   ==============


Supplemental disclosures:
    Cash paid during the period for interest     $         706    $           2    $         710
                                                 ==============   ==============   ==============
    Common stock issued in merger transactions   $       2,000    $          --    $       7,250
                                                 ==============   ==============   ==============



                       See accompanying notes to the financial statements.

                                                4

                                 SITEWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10QSB
                        QUARTER ENDED SEPTEMBER 30, 2003
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying interim unaudited financial statements include the accounts of Siteworks, Inc., which is hereafter referred to as (the "Company").

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-SB for the year ended December 31, 2002.

BUSINESS COMBINATION

On September 29, 2003, the Company completed a merger transaction with Cork Acquisition Corp. ("Cork"), a Delaware corporation by exchanging 2,000,000 shares of its common stock for all of the common stock of Cork. The Company merged its business operations into Cork, which retained the name Siteworks, Inc. and became the surviving company. Prior to the merger, Cork was an inactive company that had no assets and liabilities.

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

      None

ITEM 5 - OTHER INFORMATION

      None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 31.1       Certification of Principal Executive Officer
      Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-oxley Act of 2002

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SITEWORKS, INC.

                                                  By: /s/ Carl Nurse
                                                      --------------------------
                                                      Carl Nurse
                                                      Chief Executive Officer

Dated: March 3, 2004