Form 10KSB
period 2003-12-31
SITEWORKS  INC /FL
filed 2004-06-15
CIK 1106643

WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                 GENERAL FORM FOR REGISTRATION OF SECURITIES OF
                             SMALL BUSINESS ISSUERS
        UNDER SECTION 12(b) OR (g) OF THE SECURITIES EXCHANGE ACT OF 1934


                     Florida                       58 -259 0047
        -------------------------------         -------------------
        (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

          2534 N Miami Ave, Miami Florida             33127
      ---------------------------------------     -------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)






                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                  305 573 9339
                    (Address or principal executive offices)
                    Issuer's telephone number (305) 573-9339
    Securities registered pursuant to Section 12(b) of the Exchange Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The registrant's revenues for its most recent fiscal year were $5,481.00

As of Dec 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,041,456.00 and the number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 37,093,939.

PART 1

                         ITEM 1. DESCRIPTION OF BUSINESS

SiteWorks, Inc., a Florida corporation (the "Company"), was incorporated on August 8, 2001. The Company's administrative offices are located at 2534 N Miami Ave, Miami Florida 33127; telephone (305) 573-9339 The Company is newly formed, has not yet engaged in any significant business and has had no significant revenues. To date, the Company's activities have been acquisition of a single building lot in Jupiter, discussions with potential acquisition candidates and its organization and the preparation of this Registration Statement. The Company plans to attempt to acquire an equity interest in or assets of an operating business to be thereafter operated by the Company or a subsidiary of the Company.

GENERAL

Site Works Inc (SITEWORKS,) is a company incorporated in Florida in 2001 andwas merged with Real Time Cars Inc, a construction company incorporated in Nevada in 1999 previously trading on the Pink Sheet medium as RTCI..

The company SITEWORKS, Inc (Florida) was incorporated to act as a construction and real estate development company , to acquire operating construction companies and income producing real estate. Management believes that by acquiring construction projects which have already been designed and for which permits have been issued, it can bring real estate projects to market quickly without the lengthy approval and permitting process which takes years to complete.

Management will pursue a strategy of:
-- Locating developed projects for sale at reasonable prices for construction and sale
--   Acquiring apartment buildings units to add to the companies asset base
-- Acquiring operating construction companies to achieve a degree of vertical integration.
Securing long-term contractual relationships via partnering, with major institutions and governmental agencies on all levels.
Building market share in each market entered by making strategic acquisitions of companies successful in specific niche markets.
Becoming an efficient producer of high quality construction services.

 Strategic Plan

Management is preparing for the eventuality of growth by developing an infrastructure with acquisitions in mind. Administrative efficiency is recognized as a key component of success in a diversified construction organization and management is committed to achieving superior competence in administering its contracts.

The strategy of growth by acquisition and subsequent consolidation of market share will produce the steady managed growth and high return on investment desired by shareholders and management.

The company proposes to conduct business in the South Eastern Region, Florida and the Sunbelt states by vigorously pursuing strategic acquisitions in related fields of small to medium size infill apartment and condo projects along beachfront or other prime real estate corridors. Management has identified a number of such potential projects which will generate approximated 15,000,000 in from sales and net revenue of approximately 2,000,000.00

Further, the company intends to acquire as yet undetermined, utility Service Company with sales of at least 10,000,000 USD in Florida.

Note: After reviewing the nature and timing of events and milestones, potential investors should reflect upon whether these achievements, within the estimated time frames, are realistic and should assess the consequences of delays or failure of achievements in making an investment decision.

The Company's principal office is located at 2534 N Miami Ave Miami Fl, 33127, suite 2B. The Company's phone is (305) 573-9339. The Company's fiscal year is the calendar year. The person to contact at the Company is C M Nurse.

The Company and companies of this sort are commonly referred to as "public shell corporations" and the transactions through which public shell corporations acquire an interest in a suitable operating business are commonly referred to as "shell reorganizations." Management believes that certain privately held businesses are interested in "going public" through a shell reorganization for a variety of reasons. In the opinion of management, the most common motivation is the belief that the private business' reconstitution as a publicly traded corporation will aid the business in obtaining private equity capital on the theory that investors are more interested in purchasing equity securities for which a public market exists.
In selecting a suitable business opportunity, management of the Company intends to focus on the potential for future profits and strength of current operating management of the business opportunity. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude any other category of business or industry to be investigated and evaluated by the Company as opportunities arise. The Company will conduct its own investigation to identify a business it can acquire. After selecting a potential acquisition candidate, management may prepare a business plan using its general experience and business acumen, or hire consultants to prepare analyses of the business' capital, production, marketing, labor and other related requirements. To date, management has conducted no investigations of any business or company nor has it met with representatives of any company or business. There can be no assurance that management of the Company will ever be able to locate a suitable business opportunity interested in reorganizing with the Company or that management has the requisite experience to recognize and understand a business operation that would benefit the Company. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that such business will be successful.
--------------------------------------------------------------------------------
INVESTORS IN THE COMPANY ARE CAUTIONED AND SHOULD BE AWARE THAT MANAGEMENT OF THE COMPANY, ACTING IN COMPLIANCE WITH THE BYLAWS OF THE COMPANY AND FLORIDA GENERAL CORPORATION LAW, INTENDS TO STRUCTURE ANY REORGANIZATION WITH AN OPERATING BUSINESS IN A MANNER THAT WILL ALLOW THE BOARD OF DIRECTORS OF THE COMPANY TO APPROVE THE SELECTION OF THE OPERATING BUSINESS AND ALL OF THE TERMS OF THE REORGANIZATION, INCLUDING THE APPOINTMENT OF THE SUCCESSOR OFFICERS AND DIRECTORS, WITHOUT THE NEED OR REQUEST FOR SHAREHOLDER APPROVAL. SEE "RISK FACTORS," BELOW.

As of the date of this report, the Company has no agreements, understandings or arrangements concerning its acquisition or potential acquisition of a specific business opportunity. If the Company enters into any agreements, understandings or arrangements , it will file an appropriate amendment to this Statement for purposes of disclosing terms of the transaction. The Company will become subject to the periodic reporting requirements of Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). These requirements will oblige the Company to file with the Commission specified information regarding companies with which the Company may merge or reorganize, including audited financial statements for any acquired companies covering one or two years depending on the relative size of the acquisition. The financial statement requirements imposed by the Exchange Act will necessarily limit the Company's pool of candidates with which it may merge or reorganize to those entities with the proper audited financial statements. There is no assurance that management can find a suitable prospect, or that it has the requisite experience to recognize and understand a business operation that would benefit the Company.

COMPETITION

Numerous large, well-financed firms with large cash reserves are engaged in the acquisition of companies and businesses. The Company expects competition to be intense for available target businesses.

EMPLOYEES

The Company has only two employees at the present time, Carl Nurse, the Company's Chief Executive Officer, and Valerie Gonzalez and does not contemplate hiring anyone until a business is acquired. Mr. Nurse and Ms Gonzalez devote 100% of their time to the Company's affairs.

To deliver the construction project in house management will subcontract the project in its entirety.

THE INVESTMENT COMPANY ACT OF 1940

RISK FACTORS

AN INVESTMENT IN THE SECURITIES OF THE COMPANY PRESENTS CERTAIN MATERIAL RISKS TO INVESTORS. ANY INVESTOR IN THE COMPANY IS ENCOURAGED TO CAREFULLY CONSIDER THE FOLLOWING RISKS BEFORE PURCHASING THE SECURITIES OF THE COMPANY.
--------------------------------------------------------------------------------

1. SHELL CORPORATION. This type of company is commonly called a "shell" corporation because the company does not have any assets or operations . Howver the company has acquired a single lot on which it plans ro build a model house , to be used as a showcase for the potential sale of additional housing. It has not been been formed for the specific purpose of acquiring all or substantially all of the ownership of an existing business. These transactions are consummated by issuing or transferring large blocks of the Company's equity shares to the principals of the business that is acquired. Any such issuance will involve significant dilution in the equity interest in the Company held by the pre-reorganization shareholders of the Company with the result that the pre-reorganization shareholders of the Company will have a substantially lower aggregate interest in the outstanding shares of the Company after giving effect to the reorganization. See, "Description of Business."
Prospective investors should be aware that privately-held companies often times merge or reorganize with a public shell as a means of "going-public" without having to incur the time, expense and disclosure obligations normally associated with the going-public process. In the event the Company merges with a privately-held company subsequent to the close of this offering, investors will not have had the benefit of receiving disclosure of such company's operations and financial condition prior to making their investment. See, "Description of Business."
Prospective investors should also be aware that management of the Company, acting in compliance with the Bylaws of the Company and Florida General Corporation Law, intends to structure any reorganization with an operating business in a manner that will allow the Board of Directors of the Company to approve the selection of the operating business and all of the terms of the reorganization, including the appointment of the successor officers and directors, without the need or request for shareholder approval. See, "Description of Business."

2. RISK OF PROPOSED NEW BUSINESS; LACK OF ASSETS, REVENUES OR OPERATIONS. The Company was only recently formed and has no significant assets, revenues or operations. The Company was originally capitalized with $....... in April 2002 and since then management of the Company (who also are the controlling shareholders of the Company) have contributed an additional
$............................to the capital of the Company. Management expects that the Company's working capital requirements will be satisfied through additional capital contributions by private placements, Reg S offerings, or from capital contributions from the CEO or others including management as required. The report of the Company's independent auditors on the Company's 2002, 2003 financial statements includes a qualification regarding the Company's ability to continue as a going concern. In its report, the Company's independent auditors state that the Company needs an additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations, and that such factors raise substantial doubt about the Company's ability to continue as a going concern.

3. RELIANCE ON MANAGEMENT. The Company is dependent on its officers and directors' personal abilities to evaluate business opportunities that may be presented in the future. Management has identified a potential proposed business and industry in which it will search for an acquisition target, Management has had prior experience in the technical aspects of the construction industry or the business within that industry which may be acquired. See, "Description of Business" and "Management."

4.TIME COMMITMENT OF MANAGEMENT. The current officers and directors are not engaged in other activities and will devote 100 % of their time to the Company. See, "Management."

5. CONTROL BY PRESENT SHAREHOLDERS. Management of the Company presently owns approximately 51.0% of the outstanding Common Stock of the Company. Therefore, until such time as the Company acquires an operating business, management of the Company will have the power to elect all of the Company's Board of Directors, amend the Company's Certificate of Incorporation, and approve a merger, consolidation with another company or sale of all or substantially all of the Company's assets. See, "Principal Shareholders" and "Description of Securities."

6. PREFERRED STOCK. The Company is authorized to issue 50,000,000 shares of $.001 par value preferred stock ("Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series, and the Board of Directors, without action by the holders of the Common Stock, may fix or alter the voting rights, redemption provisions, (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights and any other rights preferences, privileges and restrictions of any wholly unissued series of Preferred Stock. The Board of Directors, without stockholder approval, can issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. No shares of Preferred Stock presently are outstanding, and the Company has no present plans to issue any such shares. The issuance of shares of Preferred Stock could adversely affect the voting power of holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action.

--------------------------------------------------------------------------------
7. COMPETITION. Numerous large, well-financed firms with large cash reserves are engaged in the acquisition of companies and businesses. The Company expects competition to be intense for available target businesses.

8. FACILITIES. The Company's office is located at 2534 N Miami Ave, Miami Florida 33127. See, "Property."

9. POTENTIAL SALES PURSUANT TO RULE 144. Approximated 60,000,000 shares of Common Stock currently outstanding are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. In addition, 15,000,000 shares of Common Stock are eligible for resale under Rule
144. In general, under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three month period, a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period.
The Company is unable to predict the effect that sales of the Company's securities under Rule 144 or otherwise, may have on the then prevailing market price of the Common Stock; it can be expected, however, that the sale of any substantial number of shares of Common Stock would have a depressive effect on the market price of the Common Stock.

10. MARKET FOR THE COMMON STOCK OF THE COMPANY. As of the date of this Registration Statement, there is a negligible market for the securities of the Company. The stock is being traded on the NQB pink sheets. The Company intends to apply for a listing of its Common Stock on the OTC Bulletin Board. There can be no assurance, however, that the OTC Bulletin Board will approve the listing application or, if the application is approved, that a market will develop for the Common Stock of the Company. In the event that the Company's listing application is approved, management believes that the market for the Common Stock of the Company will be thinly traded, if traded at all, until such time as the Company acquires an operating business.

Business end risks. The Company doesn't have specific acquisition targets, and there is no guarantee that the Company can get acquire the properties and companies it needs to be viable, although it has every expectation to do so; and no one can guarantee that the resulting acquisitions if any will find favor with the market or will be commercially viable.

Lack of significant operating history and start up losses. The Company was formed on August, 2001. The Company has a limited operating history and has generated losses in its fiscal year 2002 and 2003 and expects to generate some losses in fiscal 2004. There is no assurance that the Company's operations will ever be profitable.

Competition. The Company may encounter competition from a number of other regional or international operations which currently or may, in the future, offer substantially similar approach. Such other companies may have substantially greater resources and might have greater operating efficiencies than the Company. The existence and expansion of existing merger and acquisition companies operating in the Hotel, Realty and Construction and other companies having, to some extent, similar business models may adversely affect the Company. There is no guarantee that the Company will have sufficient funding to compete effectively against larger companies.

Limited Amount of Capital. The Company began operations in September of 2002 and has generated no income from operations to date. However, there can be no assurances that the Company's current operations can be financed without additional capital for even 12 months.

"Best Efforts" Offering. The Offering described herein is being made on a "best efforts" basis. The Company has the right to accept subscriptions when tendered and to terminate the Offering at any time. Investors are therefore assuming the risk that the Company will receive substantially less than the maximum proceeds. The Company has not provided a description of what changes will be made in the business plan if the Offering is concluded with less than the maximum proceeds. The Company's risk of failure may be significantly increased if it is unable to acquire the necessary capital.

     (2) No Guarantee. Although the management of the Company has extensive experience in private companies there is no guarantee they will be able to attract customers to allow future operations of the Company.

     (3) No Proof of the Company's Ability to Manage Profitably. There can be no assurance that the Company can manage its business in such a way as to render the Company profitable.

     (4) Dependence Upon Key Personnel and Affiliates. The possible success of the Company is highly dependent upon the personal efforts and abilities of its directors, officers and employees.

     (5) Competition. At present there are other companies searching for clients to provide financial services. There is no assurance the Company will be able to compete with these other companies.

     (7) Conflicts of Interest. The Company is unaware of any potential or real conflicts of interest involving officers, directors, or principals of the Company. However, to the extent that such individuals engage in other activities that may be presented, there may be opportunities for certain conflicts of interest and for diverting opportunities to other companies, entities or persons which they are or may be associated or have an interest rather than the Company. Such potential conflicts of interest include among other things time, effort and corporate opportunity involved in their participation in other business transactions.

     (8) Need for Additional Financing. The Company will need additional funding to realize its business plan goals to acquire a mix of operating companies and real estate for development and income purposes.

     (9) No Trading Market. At present there is a thin market for the Company's shares and there is no assurance one will develop in the future.

     (10) Dividends. The Company has not paid cash dividends on its Common Stock and for the foreseeable future, the Company does not anticipate that it will pay cash dividends on its Common Stock.

FOR ALL OF THE AFORESAID REASONS, AND OTHERS SET FORTH HEREIN, THESE SECURITIES INVOLVE A HIGH DEGREE OF RISK. ANY PERSON CONSIDERING AN INVESTMENT IN THE SECURITIES
OFFERED HEREBY SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS PROSPECTUS. THESE SECURITIES SHOULD ONLY BE PURCHASED BY PERSONS WHO CAN AFFORD TO ABSORB A TOTAL LOSS OF THEIR INVESTMENT IN THE COMPANY.

There is governmental regulation of the construction industry and thus governmental approvals are needed to engage in business. However these approvals, normally building permits, are part of the construction process and are usual and normal in the course of business. The services of the Company will initially be limited to construction and management using approved plans designed by others, including licensed professionals who may or may not be independent contractors.

     During its initial stages the Company raised money from private investors for operations. The Company has engaged in extensive research in the last 18 months to assemble a business strategy enabling the Company to stay abreast of changes occurring in the public markets .

     There are no environmental laws that directly affect the business of the Company and thus the Company does not face any cost of compliance.

     The Company presently employs two persons on a full time basis, the President C M Nurse and an accountant , Valery Gonzalez. There are no other current employees.

     The Company plans to file reports with the SEC following the offering on Form 10-K for annual reports and Form 10-Q for quarterly reports. Copies of the annual report will be mailed to the shareholders.

--------------------------------------------------------------------------------
ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CERTAIN RELEVANT FACTORS

On May, 1999 Automated, Inc. of Nevada\ merged with Automated, Barbados and the assets that existed prior to the merger were sold to Automated of Nevada for assumption of liabilities. In November of 2001 Automated Nevada entered a sale agreement with RTCI whereby the assets of Automated Barbados were subsequently repurchased by Carl Nurse pursuant to the aborted sale to RTCI. The sale of Automated Nevada, now renamed SiteWorks,Inc. of Florida to RTCI was never successfully concluded (RTCI failed to pay the full price for control of the company) and on March 13, 2002 RTCI was merged in to SiteWorks Inc of Florida ..In September of 2002 a default judgement awarding control of RTCI (Automated Nevada) was secured in Nassau County court in favor of Carl Nurse and against RTCI. C Michael Nurse is currently the majority shareholder of Automated (now SiteWorks ), Inc(Barbados)

On September 29th, 2003 SiteWorks acquired all the outstanding stock of Cork Acquisition Corp, a Delaware fully reporting companyin exchange for 10% of the outstanding shares of Siteworks. Documents of merger were subsequently filed in Delaware and in Florida formalizing the merger with Cork , with SiteWorks the surviving Corporation.

Siteworks Inc. is a development stage company. The Company requires cash for acquisitions of income real estate and operating construction companies.

A lack of sufficient working capital may prevent the Company from realizing its objectives and finishing the product line as rapidly as it would if the full Offering were sold. Until the Company receives the net proceeds from this Offering, it will be unable to grow at its projected rate.

The strategic approach to growth and income by the Company is not unique and there are several companies engaged in similar strategy of growth by acquisition. The Company will be competing against larger and better-capitalized entities. However the company is intent on pursuing the low cost sector in Hotels and intends to concentrate in well-traveled secondary markets for its Hotel acquisitions. The company intends to seek distressed income properties with minimum internally defined characteristics and develop these properties into solid earning properties by upgrading the physical plant and installing competent management. The use of the careful project selection and evaluation tools, management feels to be demonstrably superior project selection attention to quality improvements, function and automating basic maintenance and operations should allow the Company's services to be effectively marketed against the competition at the currently established price points, while maintaining a good profit margin.

FORWARD LOOKING STATEMENTS

This annual filing Statement contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Registration Statement, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions which described in Part I, Item 1, Description of Business - Risk Factors," above. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

ITEM 3. DESCRIPTION OF PROPERTY

Through an lease agreement with WR Tax certificates, , the Company's operations are located at 2534 N Miami Ave Miami Florida 33127.. There is a rental charge to the Company for office space of 600 per month.

ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of the date of this Registration

Statement by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and
(iii) all directors and executive officers as a group.

      NAME AND ADDRESS           NUMBER OF SHARES       PERCENTAGE OWNED
----------------------------   --------------------   --------------------

Carl Nurse (1)                     15,058,040               40.6%

All officers and directors
as a group(2)                      15,058,040               40.6%

--------------------




ITEM 5. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Set forth below are the directors and officers of the Company.

         NAME              AGE                          POSITION
         ----              ---                          --------
C M  Nurse                  49         Chairman of the Board, Chief Executive
                                       Officer and Chief Financial Officer
Beverly Callender           48         Director,

Mr. Nurse founded the Company in August 2001 and has served as Chairman of the Board, Chief Executive Officer and Chief Financial Officer since inception. Mr. Nurse has been Chief Executive Officer of Automated management resources,.
C Michael Nurse., President (age: 48) has 25 years of varied experience in all phases of construction and construction management including design, development, construction, administration, marketing, and sales accounting. Mr. Nurse has had over fifteen years management experience in the management construction companies at various levels ranging from scheduling of construction activities through operations and strategic management of the companies. A graduate Engineer from Farleigh Dickenson University, Teaneck, New Jersey, Mr. Nurse has had specialized training in a number of relevant areas including:
Labor relations, Production management Quality Control Sales and marketing. Mr. Nurse has held positions of Project Engineer, Scheduling Technician, project manager, Construction manager, Vice president and Chief Executive officer. Companies worked with included Titian Realty & Construction of New York, Pullman Kellogg of Texas, a builder of power plants and Walsh Construction of Connecticut, a division of Hydroelectric Plant builder Guy F Atkinson

Beverly Callender is a 48 yrs old, is a banker by profession ,. She holds an MBA and has over twenty five years banking experience in all departments. She has worked done loan workouts, managed mortgage departments, started the credit card departments at a number of financial institutions in the West Indies.

Each director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in the Bylaws of the Company.
--------------------------------------------------------------------------------

ITEM 6. EXECUTIVE COMPENSATION
CASH COMPENSATION OF EXECUTIVE OFFICERS.

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2003, 2002 and 2001

                                       ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                             ----------------------------------------  -----------------------------
  NAME AND POSITION           YEAR    SALARY    BONUS      OTHER        RESTRICTED   COMMON SHARES     ALL
                                                          ANNUAL          STOCK        UNDERLYING     OTHER
                                                        COMPENSATION    AWARDS ($)   OPTIONS GRANTED  COMPEN-
                                                                                       (# SHARES)     SATION
---------------------------  ------ --------- --------- -------------  -----------   ---------------  -------

C Michael  Nurse, CEO(1)     2003   $  -0-      -0-         -0-            -0-            -0-            -0-
                             2002      -0-      -0-         -0-            -0-            -0-            -0-
                             2001      -0-      -0-         -0-            -0-            -0-            -0-


Beverly Callender, Sec'ty(1)  2003  $  -0-      -0-         -0-            -0-            -0-            -0-
                              2002  $  -0-      -0-         -0-            -0-            -0-            -0-
                              2001     -0-      -0-         -0-            -0-            -0-            -0-
                    --------------------------------------------------------------------------------

(1) The Company has paid its executive officers minimal remuneration since inception to date nor does it intend to until such time as the Company acquires an operating business.

                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                           INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------
                            NUMBER OF SECURITIES
                                 UNDERLYING         % OF TOTAL OPTIONS/SARS      EXERCISE OR
                                OPTIONS/SARS        GRANTED TO EMPLOYEES IN       BASE PRICE
          NAME                  GRANTED (#)               FISCAL YEAR               ($/SH)        EXPIRATION DATE
-------------------------   ---------------------   -------------------------   ---------------   -----------------


                                                      None.

                                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                            AND FY-END OPTION/SAR VALUES

--------------------------------------------------------------------------------------------------------------------
                                                                                  NUMBER OF
                                                                                  SECURITIES          VALUE OF
                                                                                  UNDERLYING         UNEXERCISED
                                                                                 UNEXERCISED        IN-THE-MONEY
                                                                                OPTIONS (SARS       OPTIONS (SARS
                                                                                AT FY-END (#)       AT FY-END($)
                              SHARES ACQUIRED                                    EXERCISABLE/       EXERCISABLE/
          NAME                  ON EXERCISE              VALUE RECEIVED         UNEXERCISABLE       UNEXERCISABLE
-------------------------   ---------------------   -------------------------   ---------------   ------------------

                                                      None.

COMPENSATION OF DIRECTORS. The Company provides no compensation to its directors and does not intend to until such time, if ever, as the Company acquires an operating business.

ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has entered into a contract with Carl Nurse wherein on reaching certain sales targets, Mr. Nurse will receive incentive base companesation. The company will not enter into any other transactions with any officer, director or controlling shareholder of the Company until such time, if ever, as the Company acquires an operating business. At such time, it is expected that the Company will experience a change in control, including a complete change in the Board of Directors and management of the Company.

9
--------------------------------------------------------------------------------

ITEM 8. DESCRIPTION OF SECURITIES.
COMMON STOCK

The Company is authorized to issue 900,000,000 shares of Common Stock, $.001 par value, of which, as of this April 30 2004, 117,000,000 shares were issued and outstanding and held of record by 756 stockholders. Holders of shares of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders generally. The approval of proposals submitted to stockholders at a meeting other than for the election of directors requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters (such as certain amendments to the Certificate of Incorporation, and certain mergers and reorganizations), in which cases Florida law and the Company's Bylaws require the favorable vote of at least a majority of all outstanding shares. Stockholders are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore, and in the event of liquidation, dissolution or winding up of the Company to share ratably in all assets remaining after payment of liabilities. The holders of shares of Common Stock have no preemptive, conversion, subscription or cumulative voting rights.

PREFERRED STOCK

The Company is authorized to issue 50,000,000 shares of $.001 par value preferred stock ("Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series, and the Board of Directors, without action by the holders of the Common Stock, may fix or alter the voting rights, redemption provisions, (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights and any other rights preferences, privileges and restrictions of any wholly unissued series of Preferred Stock. The Board of Directors, without stockholder approval, can issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. No shares of Preferred Stock presently are outstanding, and the Company has no present plans to issue any such shares. The issuance of shares of Preferred Stock could adversely affect the voting power of holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action.

PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

As of the date of this Registration Statement, there is a thin market for the securities of the Company. Upon the effectiveness of this Registration Statement, the Company intends to apply for a listing of its Common Stock on the OTC Bulletin Board. There can be no assurance, however, that the OTC Bulletin Board will approve the listing application or, if the application is approved, that a market will develop for the Common Stock of the Company. In the event that the Company's listing application is approved, management believes that the Common Stock of the Company will be thinly traded, if traded at all, until such time as the Company acquires an operating business.

Over the past twelve months ending Dec 31, 2003, the stock (SRKS) has traded in a range from a high of $.30 to .125
As indicated in the graph below:



[GRAPHIC OMMITTED]                       ------------------------- -------------
                                         Recent bid price:         .004
                                         ------------------------- -------------
                                         52 week high:             3.10
                                         ------------------------- -------------
                                         52 week low:              .004
                                         ------------------------- -------------
                                         Outstanding:              117.3 mm
                                         ------------------------- -------------
                                         Estimated Float:          60 mm
                                         ------------------------- -------------

As of the date of this Registration Statement, there were 756 record holders of the Company's Common Stock.
The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future.
It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

ITEM 2. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Not applicable.
--------------------------------------------------------------------------------
ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES.

The Company issued 5,250, 375 our common stock in connection with the merger with Real Time cars, Inc , (a Nevada corp) and 2,000,000 shares in connection with the Cork Acq. Corp Merger. 47,918, 288 shares were issued in connection with services rendered to the company, valued at 0.001 per share, and 32, 474,523 shares, valued at .03 cents per share were issued for services to the company. 5, 750,000 shares were subscribed to at 0.03 cents per share and 4, 732,000 shares were retired and returned to treasury. A further 1,339,686 shares were sold at .10 cents per share. Total shares outstanding at Dec 31, 2003 were 37,093,939 after a 200 to 1 reverse split in April of 2003. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Company has been advised that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. The recipients in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Company, to obtain information about the Company

ITEM 5. INDEMNIFICATION OF DIRECTORS AND OFFICERS.
FLORIDA STATUTES

Section 145 of the Florida General Corporation Law, as amended, provides for the indemnification of the Company's officers, directors, employees and agents under certain circumstances as follows:

"(a) A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys'
fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.
(b) A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.
(c) To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections (a) and (b) of this section, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.
(d) Any indemnification under subsections (a) and (b) of this section (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in subsections (a) and (b) of this section. Such determination shall be made (1) by a majority vote of the directors who are not parties to such action, suit or proceeding, even though less than a quorum, or (2) if there are no such directors, or if such directors so direct, by independent legal counsel in a written opinion, or (3) by the stockholders.
11
--------------------------------------------------------------------------------
(e) Expenses (including attorneys' fees) incurred by an officer or director in defending any civil, criminal, administrative or investigative action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation as authorized in this section. Such expenses (including attorneys' fees) incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the board of directors deems appropriate.

(f) The indemnification and advancement of expenses provided by, or granted pursuant to, the other subsections of this section shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.
(g) A corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under this section.
(h) For purposes of this section, references to "the corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under this section with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.
(i) For purposes of this section, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to "serving at the request of the corporation" shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee, or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the corporation" as referred to in this section.
(j) The indemnification and advancement of expenses provided by, or granted pursuant to, this section shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.
(k) The Court of Chancery is hereby vested with exclusive jurisdiction to hear and determine all actions for advancement of expenses or indemnification brought under this section or under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise. The Court of Chancery may summarily determine a corporation's obligation to advance expenses (including attorneys' fees)."


CERTIFICATE OF INCORPORATION

The Company's Certificate of Incorporation provides that the directors of the Company shall be protected from personal liability to the fullest extent permitted by law. The Company's Bylaws also contain a provision for the indemnification of the Company's directors (see "Indemnification of Directors and Officers - Bylaws" below).

BYLAWS

The Company's Bylaws provide for the indemnification of the Company's directors, officers, employees, or agents under certain circumstances as follows:
12
--------------------------------------------------------------------------------
"7.1 AUTHORIZATION FOR INDEMNIFICATION.

The Corporation may indemnify, in the manner and to the full extent permitted by law, any person (or the estate, heirs, executors, or administrators of any person) who was or is a party to, or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation), by reason of the fact that such person is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action or proceeding, that he had reasonable cause to believe that his conduct was unlawful.

7.2 ADVANCE OF EXPENSES.

Costs and expenses (including attorneys' fees) incurred by or on behalf of a director or officer in defending or investigating any action, suit, proceeding or investigation may be paid by the Corporation in advance of the final disposition of such matter, if such director or officer shall undertake in writing to repay any such advances in the event that it is ultimately determined that he is not entitled to indemnification. Such expenses incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the Board deems appropriate. Notwithstanding the foregoing, no advance shall be made by the Corporation if a determination is reasonably and promptly made by the Board by a majority vote of a quorum of disinterested directors, or (if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs) by independent legal counsel in a written opinion, or by the stockholders, that, based upon the facts known to the Board or counsel at the time such determination is made, (a) the director, officer, employee or agent acted in bad faith or deliberately breached his duty to the Corporation or its stockholders, and (b) as a result of such actions by the director, officer, employee or agent, it is more likely than not that it will ultimately be determined that such director, officer, employee or agent is not entitled to indemnification. 7.3 INSURANCE. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise or as a member of any committee or similar body against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article or applicable law.

7.4 NON-EXCLUSIVITY.

The right of indemnity and advancement of expenses provided herein shall not be deemed exclusive of any other rights to which any person seeking indemnification or advancement of expenses from the Corporation may be entitled under any agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office. Any agreement for indemnification of or advancement of expenses to any director, officer, employee or other person may provide rights of indemnification or advancement of expenses which are broader or otherwise different from those set forth herein." INDEMNITY AGREEMENTS The Company's Bylaws provide that the Company may indemnify directors, officers, employees or agents to the fullest extent permitted by law and the Company has agreed to provide such indemnification to its directors, C Michael Nurse and Desmond P. Allen, pursuant to written indemnity agreements.
13
--------------------------------------------------------------------------------
INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report...............................................16

Consolidated Balance Sheets................................................17
Consolidated Statements of Operations......................................18
Consolidated Statements of Stockholders' Equity............................19
Consolidated Statements of Cash Flows......................................20
Notes to Consolidated Financial Statements.................................21
14
--------------------------------------------------------------------------------
SITEWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 with
INDEPENDENT AUDITORS' REPORT
SITEWORKS, INC.
For the years ended December 31, 2003 and 2002
CONTENTS
Page
Independent Auditors' Report 1
Financial statements:
Balance sheets 2
Statements of operations 3
Statements of changes in stockholders' equity 4
Statements of cash flows 5
Notes to financial statements 6 - 12
INDEPENDENT AUDITORS' REPORT
Siteworks, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of Siteworks, Inc (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siteworks, Inc. as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements has been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has no material revenues, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liebman Goldberg & Drogin, LLP
Garden City, New York
May 13, 2004

                                 SITEWORKS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

ASSETS

                                                            December 31,                 December 31,
                                                            2003                         2002
                                                            ---------------------        --------------------
Current assets:
    Cash                                                  $ 92                       $ 65
    Accounts receivable                                     2,700                      --
    Prepaid insurance                                       7,668                      --
                                                            ---------------------      --------------------
                                                            10,460                     65
                                                            ---------------------      --------------------

Property and equipment, net                                 130,012                    --
                                                            ---------------------      --------------------

Other assets:
    Deposits                                                1,200                      --
                                                            ---------------------      --------------------
                                                            1,200                      --
                                                            ---------------------      --------------------

                                                          $ 141,672                  $ 65
                                                            =====================      ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current portion of long-term debt                     $ 3,131                    $ --
    Accounts payable                                        10,656                     --
    Due to officer/stockholder                              13,310                     33,837
    Notes payable                                           150,000                    --
                                                            ---------------------      --------------------
                                                            177,097                    33,837

Long-term liabilities:
    Notes payable                                           9,323                      --
                                                            ---------------------      --------------------
                                                            186,420                    33,837
                                                            ---------------------      --------------------

Stockholders' deficit :
    Preferred stock; $.001 par value; authorized -
        1,000,000 shares; issued - none                     --                         --
    Common stock; $.001 par value; authorized -
        100,000,000 shares; issued and outstanding -
        37,093,939 shares in 2003 and 5,427,712 in 2002     37,094                     5,428
    Additional paid-in capital                              1,301,160                  5,143
    Stock subscriptions receivable                          (172,500)                  --
    Deficit accumulated during the development stage        (1,210,502)                (44,343)
                                                            ---------------------      --------------------
                                                            (44,748)                   (33,772)
                                                            ---------------------      --------------------

                                                          $ 141,672                  $ 65
                                                            =====================      ====================

                                 SITEWORKS, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                  Aug. 8, 2001
                                                 Year Ended              Year Ended               (Inception) to
                                                 December 31,            December 31,             December 31,
                                                 2003                    2002                     2003
                                                 ------------------      -------------------      -------------------

Revenue:
  Sales                                        $ 13,355                $ --                     $ 13,355
  Cost of sales                                  9,846                   --                       9,846
                                                 ------------------      -------------------      -------------------
    Gross profit                                 3,509                   --                       3,509
                                                 ------------------      -------------------      -------------------

    Total revenue                                3,509                   --                       3,509
                                                 ------------------      -------------------      -------------------

Costs and expenses:
  Depreciation                                   4,386                   --                       4,386
  Officer's compensation                         456,750                 --                       456,750
  General and administrative                     708,532                 39,093                   747,625
                                                 ------------------      -------------------      -------------------
                                                 1,169,668               39,093                   1,208,761
                                                 ------------------      -------------------      -------------------

Net loss                                       $ (1,166,159)           $ (39,093)               $ (1,205,252)
                                                 ==================      ===================      ===================

Basic and diluted loss per common share        $ (.14)                 $ (.04)
                                                 ==================      ===================

Weighted average common shares outstanding       8,459,407               907,097
                                                 ==================      ===================


                                 SITEWORKS, INC.
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity
         For the Period August 8, 2001 (Inception) to December 31, 2003

                                                                                                          Deficit
                                                                                                          Accumulated
                              Common Stock                          Additional         Stock              During the
                              ---------------------------------     Paid-in            Subscriptions      Development
                              Shares              Amount            Capital            Receivable         Stage
                              --------------      -------------     --------------     --------------     --------------

Balances, August 8, 2001
 (inception)                             --      $          --     $           --                 --     $           --

    No activity in 2001                  --                 --                 --                 --                 --
                              --------------      -------------     --------------     --------------     --------------

Balances, December 31, 2001              --                 --                 --                 --                 --

    Common stock issued in
     merger with
       Realtimecars, Inc.         5,250,375              5,250                 --                 --             (5,250)

    Common stock issued for
     services,
        valued at $.03 per
         share                      177,337                177              5,143                 --                 --

    Net loss                                                                                                    (39,093)
                              --------------      -------------     --------------     --------------     --------------

Balances, December 31, 2002       5,427,712              5,427              5,143                 --            (44,343)

    Common stock retired         (1,000,000)            (1,000)             1,000                 --                 --

    Common stock issued for
     services,
        valued at $.001 per
         share                   47,918,288             47,918                 --                 --                 --

    Reverse stock split of 200
     to 1                       (52,084,270)           (52,084)            52,084                 --                 --

    Sale of common stock ($.10
     per share)                   1,339,686              1,340            131,690                 --                 --

    Common stock issued for
     services,
        valued at $.03 per
         share                   32,474,523             32,475            941,761                 --                 --

    Common stock subscribed
     ($.03 per share)             5,750,000              5,750            166,750           (172,500)                --

    Common stock issued in
     merger with
       Cork Acquisition Corp.     2,000,000              2,000             (2,000)                --                 --

    Common stock retired         (4,732,000)            (4,732)             4,732                 --                 --

    Net loss                                                                                                 (1,166,159)
                              --------------      -------------     --------------     --------------     --------------

Balances, December 31, 2003      37,093,939      $      37,094     $    1,301,160     $     (172,500)    $   (1,210,502)
                              ==============      =============     ==============     ==============     ==============


(A Development Stage Company)
Statements of Cash Flows

                                                                                                     Aug. 8, 2001
                                                           Year Ended           Year Ended           (Inception) to
                                                           December 31,         December 31,         December 31,
                                                           2003                 2002                 2003
                                                           ----------------     ----------------     ----------------

Cash flows from operating activities:
    Net loss                                              $     (1,166,159)    $        (39,093)    $     (1,205,251)
    Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                                4,386                   --                4,386
         Common stock issued for services                        1,022,153                5,320            1,027,473
         Changes in assets and liabilities
            Increase in accounts receivable                         (2,700)                                   (2,700)
            Increase in prepaid insurance                           (7,668)                                   (7,668)
            Increase in deposits                                    (1,200)                  --               (1,200)
            Increase in accounts payable                            10,656                                    10,656
                                                           ----------------     ----------------     ----------------
    Net cash used in operating activities                         (140,532)             (33,773)            (174,304)
                                                           ----------------     ----------------     ----------------

Cash flows from investing activities:
    Purchases of property and equipment                           (134,398)                  --             (134,398)
                                                           ----------------     ----------------     ----------------
    Net cash used in investing activities                         (134,398)                  --             (134,398)
                                                           ----------------     ----------------     ----------------

Cash flows from financing activities:
    Proceeds from short-term debt                                  150,000                   --              150,000
    Proceeds from long-term debt                                    14,294                   --               14,294
    Repayment of long-term debt                                     (1,840)                  --               (1,840)
    Increase (decrease) in amounts
       due to an officer/stockholder                               (20,527)              33,838               13,310
    Proceeds from sale of common stock                             133,030                   --              133,030
                                                           ----------------     ----------------     ----------------
    Net cash provided by financing activities                      274,957               33,838              308,794
                                                           ----------------     ----------------     ----------------

Net increase (decrease) in cash                                         27                   65                   92
Cash at beginning of period                                             65                   --                   --
                                                           ----------------     ----------------     ----------------

Cash at end of period                                     $             92     $             65     $             92
                                                           ================     ================     ================


Supplemental disclosures:
    Cash paid during the period for interest              $          1,407     $              4     $          1,411
                                                           ================     ================     ================
    Common stock issued in merger transactions            $          2,000     $          5,250     $          7,250
                                                           ================     ================     ================

SITEWORKS, INC.
(A Development Stage Company)
Notes to Financial Statements
Note 1 - Operations:
Nature of Business:
Siteworks, Inc. (the "Company") was incorporated on August 8, 2001, under the laws of the State of Florida. The Company is engaged in the business of real estate development and general construction. The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a development stage company. On March 13, 2002, the Company merged with Real Time Cars, Inc. ("RTCI"), a Nevada Corporation resulting in the Company existing as the surviving company. The shareholders of RTCI received one share of the Company's common stock in exchange for each share of common stock owned in RTCI. The merger with RTCI occurred as a result of the termination of an acquisition agreement between RTCI and Automated Management Resources, Ltd. ("AMR"), a Nevada corporation that was controlled by the Company's management and founding stockholders. AMR was incorporated on April 6, 1999 and was engaged in a similar business as the Company through its wholly-owned subsidiary, Automated Management Resources, Ltd., a Barbados company ("AMR Barbados"). On November 21, 2000, AMR entered into a stock exchange transaction with RTCI, whereby RTCI acquired all of the common stock of AMR and agreed to pay a finder's fee of $200,000 to Carl M. Nurse, the president of AMR, and subsequently continued as the surviving corporation changing its name to Real Time Cars, Inc. RTCI defaulted on its finder's fee payment resulting in termination of the stock exchange agreement and merger with the Company on March 13, 2002.
Note 2 - Summary of Significant Accounting Policies:
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
Cash and Cash Equivalents:
For purposes of the Statement of Cash Flows, the Company considers checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

SITEWORKS, INC.
(A Development Stage Company)
Notes to Financial Statements
Note 2 - Summary of Significant Accounting Policies (Continued):
Accounts Receivable:
The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.
Property and Equipment:
Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. Machinery and equipment and automobile are depreciated over 5 years, and furniture and fixtures are depreciated over 7 years. Maintenance and repairs are charged to expense when incurred, costs of major additions and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.
Fair Value of Financial Instruments:
SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The fair value of the Company's payables due to an officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms. Loss Per Common Share:
The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement establishes standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2003, the Company had no dilutive common stock equivalents such as stock options or preferred stock. The weighted average number of common shares used to calculate loss per common share for the years ended December 31, 2003 and 2002 was 8,459,407 and 907,097, respectively.
Concentration of Credit Risk:
The Company currently maintains cash accounts with financial institutions, which at various times may exceed the maximum amount insured by the Federal Depository Insurance Corporation.

SITEWORKS, INC.
(A Development Stage Company)
Notes to Financial Statements
Note 2 - Summary of Significant Accounting Policies (Continued):
Income Taxes:
The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. There is no provision for income taxes for the years ended December 31, 2003 and 2002, respectively. Due to the net loss and there is no State corporate tax in Florida the State the Company's domicile and operations.
Recent Accounting Pronouncements:
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling - of - interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under these statements, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), and in August 2001 issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which supersedes and amends certain existing accounting and reporting pronouncements, addresses financial accounting and reporting for the impairment or disposal of long-lied assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 143 and 144 and its application to amounts currently included in the Company's balance sheet will not have a material impact on the Company's accounting and disclosures.
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

SITEWORKS, INC.
(A Development Stage Company)
Notes to Financial Statements
Note 2 - Summary of Significant Accounting Policies (Continued):
Recent Accounting Pronouncements (Continued):
In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material effect on the Company's financial position or results of operations.
In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transaction and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.
In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Various Interest Entities" ("VIEs"). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applied to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective January 31, 2004, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively with a cumulative effect as of January 31, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The application of the requirements of FIN 46 has not had a material effect on the Company's financial position or results of operations.
In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard will not have a material impact on the Company's financial position or results of operations.

SITEWORKS, INC.
(A Development Stage Company)
Notes to Financial Statements
Note 2 - Summary of Significant Accounting Policies (Continued):
Recent Accounting Pronouncements (Continued):
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its cope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominately on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The application of this standard is not expected to have a material impact on the Company's financial position or results of operations.
Note 3 - Business Combination and Basis of Presentation:
On September 29, 2003, the Company completed a merger transaction with Cork Acquisition Corp. ("Cork"), a Delaware corporation by exchanging 2,000,000 shares of its common stock for all of the common stock of Cork. The Company merged its business operations into Cork, which retained the name Siteworks, Inc. and became the surviving company. Prior to the merger, Cork was an inactive company that had no assets and liabilities.
Note 4 - Property and Equipment:
Property and equipment consisted of the following at December 31,:
2003 2002
Machinery and equipment $ 5,543 $ 1,598
Furniture and fixtures 3,759 -
Automobile 20,794 -
30,096 1,598
Less accumulated depreciation 4,866 160
$ 25,230 $ 1,438
Depreciation expense was $4,706 and $160 for the years ended December 31, 2003 and 2002, respectively.

SITEWORKS, INC.
(A Development Stage Company)
Notes to Financial Statements
Note 5 - Undeveloped Land Parcel:
The Company on July 31, 2003 purchased an undeveloped parcel of land in Jupiter Florida in the amount of $105,950. The Company has recorded this parcel of land at cost and no depreciation was recorded on this asset. It is the intention of the Company to develop this land by bringing real estate projects to market quickly without the lengthy approval and permitting process which takes years to complete. The cost of the land include specifically identifiable costs.
Note 6 - Notes Payable:
The Company has a construction bridge loan and note payable to a related party. The note requires a balloon payment of principal and interest at a rate of 12%, due on July 23, 2004. The note is collateralized by land and 150,000 shares of the Company's common stock. There was an outstanding balance of $150,000 on the note payable as of December 31, 2003. Interest expense on the note of $7,940 was charged to operations for the year ended December 31, 2003.
Note 7 - Long-term Debt:
Automobile loan payable to BMW Financial Services, 2003 2002 unsecured, guaranteed by the president of the Company, interest at 14.65%, payable at $397 per month including interest, due June 27, 2007 $ 12,454 $ -
Less: current maturities 3,131 -
$ 9,323 $ -
Long-term notes payable mature as follows:
2004 $ 3,131
2005 3,630
2006 4,203
2007 1,490
$ 12,454
Note 8 - Commitments and Contingencies:
The Company leases office space under a one-year non-cancelable operating lease that expires on June 30, 2004. Management has indicated its intentions to renew the lease for an additional two-year period beginning on July 1, 2004. The lease provides for monthly rent of $600 and the Company is responsible for all utilities.

SITEWORKS, INC.
(A Development Stage Company)
Notes to Financial Statements
Note 9 - Going Concern:
The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, as of December 31, 2003, the Company has incurred an accumulated deficit of $1,209,815. The Company has not commenced its planned principal operations. The Company's continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis.
The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Accordingly, the Company's continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.
Note 10 - Related Party Transactions:
The Company was indebted to an officer/stockholder for expenses advanced on behalf of the Company, in the amount of $5,246 and $29,047 at December 31, 2003 and 2002, respectively. There are no specific terms for repayment.
Note 11- Stockholders' Deficit:
Common Stock:
On March 13, 2002, the Company issued 5,250,375 shares of common stock as a result of the merger with Real Time Cars, Inc. Subsequent thereto, the Company issued 177,337 shares of common stock for services rendered, valued at $.03 per share as of December 31, 2002. During the year ended December 31, 2003, the Company sold 1,339,686 shares of common stock, valued at $.10 per share, issued 47,918,288 and 32,474,523 shares of common stock for services rendered, valued at $.001 and $.03 per share, respectively, and issued subscriptions for 5,750,000 shares of common stock, valued at $.03 per share. In addition the Company canceled and retired 5,732,000 shares of common stock. On March 31, 2003, the Company reverse split its common stock outstanding on a 1 for 200 basis. On September 29, 2003, the Company issued 2,000,000 shares of common stock as a result of the merger with Cork Acquisition Corp.
Preferred Stock:
No shares of the Company's preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.
Note 12- Subsequent Events:
The Company has repaid $123,000 of the construction bridge loan.
12

                            ARTICLES OF INCORPORATION
                                       OF
                                 SITEWORKS, INC

         FIRST: The name of this corporation is:

                            SITEWORKS, INC.

         SECOND: Its principal office in the State of Florida is Located at 2534 N Miami Ave, Miami Florida 33127. The name and address of its resident agent is Speigel and Utrera.

         THIRD: The nature of the business or objects or purposes proposed may be organized under the under General Corporation Law of the State of Florida:

                  To engage in any Lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Florida

         FOURTH: The total authorized capital stock of the corporation is one hundred million (900,000,000) shares of common stock having a par value of $0.001 per share, amounting to 900,000.

         FIFTH: The governing board of this corporation shall be known as directors, and the number of directors may from time to time be increased or decreased in such manner as may be provided in the by-laws of the corporation, provided that the number of directors shall not be reduced less than one unless there is less than one shareholder.

The name and post office address of the first board of directors, which shall be one in number ,is as follows:

         Name                             POST OFFICE ADDRESS

C. Michael Nurse                    P O Box 331238
                                    Miami, Fl, 33166

         SIXTH: The capital stock, after the amount of the subscription price, or par value, has been paid in shall not be subject assessment to pay the debts of the corporation.

         SEVENTH: The name and post office address of the incorporator signing the articles of incorporation is as follows:


         NAME                             POST OFFICE ADDRESS
Speigel and Utrera                  Coral Gables
                                    Miami

         EIGHTH: The corporation is to have perpetual existence.

         NINTH: In furtherance and not in limitation of the powers conferred by statute, the board of directors is expressly authorized, subject to the by-laws, if any, adopted by the shareholders, to make, alter or amend the by-laws of the corporation.

         TENTH: Meetings of the stockholders may be held outside of the State of Florida at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation,

         ELEVENTH: This corporation reserves the right to amend, alter, change or repeal any provision contained in the articles of incorporation, in the manner now or hereafter prescribed, and all rights conferred upon stockholders herein are granted subject to this reservation.

I, THE UNDERSIGNED, being the sole incorporator herein before named for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Florida, do make and file these articles of incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have hereunto set my hand this first day of April, A.D. 1999


                                            ____________________________________
                                            s/s Spiegel and Utera/, Incorporator




Filed
In the office of secretary Of State of
The State of Florida

August 8, 2001

                                     BYLAWS
                                       OF
                                 SITEWORKS, Inc

ARTICLE 1
Registered Office and Registered Agent

         The registered office of the corporation shall be located in the state of Florida at such place as may be fixed from time to time by the board of directors upon filing of such notices as may be required by law, and the registered agent shall have a business office identical with such registered office. Any change in the registered agent or register office shall be effective upon filing such change with the office of the Secretary of State of the state of Florida.

ARTICLE II
Shareholders' Meetings

         Section 1. Annual Meetings. The annual meeting of the shareholders of the corporation shall be held at the registered office of the corporation, or such other place as may be designated by the notice of the meeting, during the month of September each year, for the purpose of election of directors and for such other business as may properly come before the meeting.

         Section 2. Special Meetings. Special meetings of the shareholders of the corporation may be called at any time by the president, or by a majority of the board of directors, or by the holders of at least twenty-five percent (25%) of all the votes entitled to be cast on any issue proposed to be considered at a proposed special meeting; provided that upon qualification of the corporation as a "public company" under the General Corporation Law of the State Of Florida, the percentage of votes required to call a special meeting shall be thirty percent (30%). No business shall be transacted at any special meeting of shareholders except as is specified in the notice calling for said meeting. The board of directors may designate any place as the place of any special meeting called by the president or the board of directors, and special meetings called at the request of shareholders shall be held at such place as may be determined by the board of directors and placed in the notice of such meetings.

         Section 3. Notice of Meetings. Written notice of annual or special meetings of shareholders stating the place, day, and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be given by the secretary or persons authorized to call the meeting to each shareholder of record entitled to vote at the meeting. Such notice shall be given not less than ten (10) nor more than sixty (60) days prior to the date of the meeting, except that notice of a meeting to act on (i) an amendment to the Articles of Incorporation, (ii) a plan of merger or share exchange, (iii) a proposed sale, lease, exchange or other disposition of substantially all of the assets of the corporation other than in the usual or regular course of business, or (iv) the dissolution of the corporation shall be given no fewer than twenty (20) days nor more than sixty (60) days before the meeting date. Notice may be transmitted by mail, private carrier or personal delivery; telegraph or teletype; or telephone, wire or wireless equipment which transmits a facsimile of the notice. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at the shareholder's address as it appears on the stock transfer books of the corporation.

         Section 4. Waiver of Notice. Notice of the time, place, and purpose of any meeting may be waived in writing (either before or after such meeting) and will be waived by any shareholder by the shareholder's attendance at the meeting in person or by proxy, unless the shareholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting. Any shareholder so waiving shall be bound by the proceedings of any such meeting in all respects as if due notice thereof had been given.

         Section 5. Quorum and Adjourned Meetings. A majority of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum a meeting of shareholders. A majority of the shares represented at a meeting, even if less than a quorum, may adjourn the meeting from time to time without further notice. At such reconvened meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The shareholders present at a duly organized meeting may continue to transact business at such meeting and at any adjournment of such meeting (unless a new record date is or must be set for the adjourned meeting), notwithstanding the withdrawal of enough shareholders from either meeting to leave less than a quorum.

         Section 6. Proxies. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by the shareholder's duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution, unless otherwise provided in the proxy.

         Section 7. Voting Record. After fixing a record date for a shareholders' meeting, the corporation shall prepare an alphabetical list of the names of all shareholders on the record date who are entitled to notice of the shareholders' meeting. The list shall be arranged by voting group, and with each voting group by class or series of shares, and show the address of and number of shares held by each shareholder. A shareholder, shareholder's agent, or a shareholder's attorney may inspect the shareholder's list, beginning ten days prior to the shareholders' meeting and continuing through the meeting, at the corporation's principal office or at a place identified in the meeting notice in the city where the meeting will be held during regular business hours and at the shareholder's expense. The shareholders' list shall be kept open for inspection during such meeting or any adjournment.

         Section 8. Voting of Shares. Except as otherwise provided in the Articles of Incorporation or in these Bylaws, every shareholder of record shall have the right at every shareholders' meeting to one vote for every share standing in the shareholder's name on the books of the corporation. If a quorum exists, action on a matter, other than election of directors, is approved by a voting group of shareholders if the votes cast within the voting group favoring the action exceed the votes cast within the voting group opposing the action, unless the Articles of Incorporation or the Florida Business Corporation Act require a greater number of affirmative votes.

         Section 9. Record Date For the purpose of determining shareholders entitled to notice or to vote at any meeting of shareholders, or any adjournment thereof, or entitled to receive payment of any dividend, the board of directors may fix in advance a record date for any such determination of shareholders, such date to be not more than seventy (70) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If no record date is fixed for the determination of shareholders entitled to notice of or to vote a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the day before the date on which notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof, unless the board of directors fixes a new record date, which it must do if the meeting is adjourned more than one hundred twenty (120) days after the date fixed for the original meeting.


ARTICLE III

Directors

         Section 1. General Powers. All corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be managed under the direction of, the board of directors except as otherwise provided by the laws of the state of Florida or in the Articles of Incorporation.

         Section 2. Number. The number of directors of the corporation is three. The numbers of directors can be increased or decreased from time to time by the vote of the directors or shareholders to amend this Section 2, provided that the number of directors shall be not less than one, and provided further that no decrease shall shorten the term of any incumbent director.

         Section 3. Tenure and Qualification. At the first annual meeting of shareholders and at each annual meeting thereafter, the shareholders of the corporation shall elect directors. Each director shall hold office until the next succeeding annual meeting and until his or her successor shall have been elected and qualified. Directors need not be residents of the state of Florida or shareholders of the corporation.

         Section 4. Election. The directors shall be elected by the shareholders at their annual meeting each year; and if, for any cause, the directors shall not have been elected at an annual meeting, they may be elected at a special meeting of shareholders called for that purpose in the manner provided by these Bylaws.

         Section 5. Vacancies. Vacancies in the board of directors, including vacancies resulting from an increase in the number of directors, may be filled by the shareholders, the board of directors, or a majority of the remaining directors if they do not constitute a quorum.

         Section 6. Resignation. Any director may resign at any time by delivering written notice to the board of directors, its chairperson, the president or the secretary of the corporation. A resignation shall be effective when the notice is delivered unless the notice specifies a later effective date.

         Section 7. Removal of Directors. At a meeting of shareholders called expressly for that purpose, the entire board of directors, or any member thereof, may be removed, with or without cause, by a vote of the holders of a majority of shares then entitled to vote at an election of such directors.

         Section 8.  Meetings.

         (a) The annual meeting of the board of directors shall be held immediately after the annual shareholders' meeting at the same place as the annual shareholders' meeting or at such other place and at such time as may be determined by the directors. No notice of the annual meeting of the board of directors shall be necessary.

         (b) Special meetings may be called at any time and place upon the call of the president, secretary, or any director. Notice of the time and place of each special meeting shall be given by the secretary or the persons calling the meeting, by mail, private carrier, radio, telegraph, telegram, facsimile transmission, personal communication by telephone or otherwise at least two (2) days in advance of the time of the meeting. The purpose of the meeting need not be given in the notice. Notice of any special meeting may be waived in writing or by telegram (either before or after such meeting) and will be waived by any director by attendance thereat.

         (c) Regular meetings of the board of directors shall be held at such place and on such day and hour as shall from time to time be fixed by resolution of the board of directors. No notice of regular meetings of the board of directors shall be necessary.

         (d) At any meeting of the board of directors, any business may be transacted, and the board may exercise all of its powers.

         Section 9.  Quorum and Voting.

         (a) A majority of the directors shall constitute a quorum, but a lesser number may adjourn any meeting from time to time until a quorum is obtained, and no further notice thereof need be given.

         (b) If a quorum is present when a vote is taken, the affirmative vote of a majority of the directors present at the meeting is the act of the board of directors.

         Section 10. Compensation. By resolution of the board of directors, the directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

         Section 11. Presumption of Assent. A director of the corporation who is present at a meeting of the board of directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless:

         (a) The director objects at the beginning of the meeting, or promptly upon the director's arrival, to holding it or transacting business at the meeting:

         (b) The director's dissent or abstention from the action taken is entered in the minutes of the meeting; or

         (c) The director delivers written notice of the director's dissent or abstention to the presiding officer of the meeting before its adjournment or to the corporation within a reasonable time after adjournment of the meeting.

The right of dissent or abstention is not available to a director who votes in favor of the action taken.

         Section 12. Committees. The board of directors, by resolution adopted by a majority of the full board of directors, may designate one or more committees from among its members, each of which must have two or more members and, to the extent provided in such resolution, shall have and may exercise all the authority of the board of directors, except that no such committee shall have the authority to: authorize or approve a distribution except according to a general formula or method prescribed by the board of directors; approve or propose to shareholders action that the General Corporation Law of the State Of Florida requires to be approved by shareholders; fill vacancies on the board of directors or on any of its committees; amend any Articles of Incorporation requiring shareholder approval; adopt, amend or repeal Bylaws; approve a plan of merger requiring shareholder approval; or authorize or approve the issuance or sale or contract for sale of shares, or determine the designation and relative rights, preferences and limitations of a class or series of shares, except that the board of directors may authorize a committee, or a senior executive officer of the corporation, to do so within limits specifically prescribed by the board of directors.


ARTICLE IV

Special Measures for Corporate Action

         Section 1. Actions by Written Consent. Any corporate action required or permitted by the Articles of Incorporation, Bylaws, or the laws under which the corporation is formed, to be voted upon or approved at a duly called meeting of the directors, committee of directors, or shareholders may be accomplished without a meeting if one or more unanimous written consents of the respective directors or shareholders, setting forth the actions so taken, shall be signed, either before or after the action taken, by all the directors, committee members, or shareholders, as the case may be. Action taken by unanimous written consent is effective when the last director or committee member signs the consent, unless the consent specifies a later effective date. Action taken by unanimous written consent of the shareholders is effective when all consents are in possession of the corporation, unless the consent specifies a later effective date.

         Section 2. Meetings by Conference Telephone. Members of the board of directors, members of a committee of directors, or shareholders may participate in their respective meetings by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time; participation in a meeting by such means shall constitute presence in person at such meeting.

ARTICLE V

Officers

         Section 1. Officers Designated. The officers of the corporation shall be a president, a secretary and a treasurer, each of whom shall be elected by the board of directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the board of directors. Any two or more offices may be held by the same person.

         The board of directors may, in its discretion, elect a chairperson and one or more vice-chairpersons of the board of directors; and, if a chairperson has been elected, the chairperson shall, when present, preside at all meetings of the board of directors and the shareholders and shall have such other powers as the board may prescribe.

         Section 2. Election, Qualification and Term of Office. Each of the officers shall be elected by the board of directors. None of said officers need be a director. The officers shall be elected by the board of directors at each annual meeting of the board of directors. Except as hereinafter provided, each of said officers shall hold office from the date of his or her election until the next annual meeting of the board of directors and until his or her successor shall have been duly elected and qualified.

         Section 3.  Powers and Duties.

         (a) President. The president shall be the chief executive officer of the corporation and, subject to the direction and control of the board of directors, shall have general charge and supervision over its property, business, and affairs.

         (b) Secretary. The secretary shall: (1) keep the minutes of the shareholders' and of the board of directors' meetings in one or more books provided for that purpose; (2) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (3) be custodian of the corporate records and of the seal of the corporation and affix the seal of the corporation to all documents as may be required; (4) keep a register of the post office address of each shareholder which shall be furnished to the secretary by such shareholder; (5) sign with the president, or a vice president, certificates for shares of the corporation, the issuance of which shall have been authorized by resolution of the board of directors; (6) have general charge of the stock transfer books of the corporation; and (7) in general perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him or her by the president or by the board of directors.

         (c) Treasurer. Subject to the direction and control of the board of directors, the treasurer shall have the custody, control, and disposition of the funds and securities of the corporation and shall account for the same; and, at the expiration of his or her term of office, her or she shall turn over to his or her successor all property of the corporation in his or her possession.

         Section 4. Assistant Secretaries and Assistant Treasurers. The assistant secretaries, when authorized by the board of directors, may sign with the president, or a vice president, certificates for shares of the corporation, the issuance of which shall have been authorized by resolution of the board of directors. The assistant treasurers shall, respectively, if required by the board of directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the board of directors shall determine. The assistant secretaries and assistant treasurers, in general, shall perform such duties as shall be assigned to them by the secretary or the treasurer, respectively, or by the president or the board of directors.

         Section 5. Removal. The board of directors shall have the right to remove any officer whenever in its judgment the best interests of the corporation will be served thereby.

         Section 6. Vacancies. The board of directors shall fill any office which becomes vacant with a successor who shall hold office for the unexpired term and until his or her successor shall have been duly elected and qualified.

         Section 7. Salaries. The salaries of all officers of the corporation shall be fixed by the board of directors.

ARTICLE VI

Share Certificates

         Section 1. Issuance, Form and Execution of Certificates. No shares of the corporation shall be issued unless authorized by the board. Such authorization shall include the maximum number of shares to be issued, the consideration to be received for each share, the value of noncash consideration, and a statement that the board has determined that such consideration is adequate. Certificates for shares of the corporation shall be in such form as is consistent with the provisions of the General Corporation Law of the State of Florida and shall state:

         (a) The name of the corporation and that the corporation is SiteWorks Inc organized under the laws of this state; Florida

         (b) The name of the person to whom issued; and

         (c) The number and class of shares and the designation of the series, if any, which such certificate represents. They shall be signed by two officers of the corporation, and the seal of the corporation may be affixed thereto. Certificates may be issued for fractional shares. No certificate shall be issued for any share until the consideration established for its issuance has been paid.

         Section 2. Transfers. Shares may be transferred by delivery of the certificate therefor, accompanied either by an assignment in writing on the back of the certificate, written assignment separate from certificate, or written power of attorney to assign and transfer the same signed by the record holder of the certificate. The board of directors may, by resolution, provide that beneficial owners of shares shall be deemed holders of record for certain specified purposes. Except as otherwise specifically provided in these Bylaws, no shares shall be transferred on the books of the corporation until the outstanding certificate thereof has been surrendered to the corporation.

         Section 3. Loss or Destruction of Certificates. In case of loss or destruction of any certificate of shares, another may be issued in its place upon proof of such loss or destruction and upon the giving of a satisfactory indemnity bond to the corporation. A new certificate may be issued without requiring any bond when in the judgment of the board of directors it is proper to do so.

ARTICLE VII
Books and Records

         Section 1. Books of Account, Minutes and Share Register. The corporation shall keep as permanent records minutes of all meetings of its shareholders and board of directors, a record of all actions taken by the shareholders or board of directors without a meeting, and a record of all actions taken by a committee of the board of directors exercising the authority of the board of directors on behalf of the corporation. The corporation shall maintain appropriate accounting records. The corporation or its agent shall maintain a record of its shareholders, in a form that permits preparation of a list of the names and addresses of all shareholders, in alphabetical order by class of shares showing the number and class of shares held by each. The corporation shall keep a copy of the following records at its principal office: the Articles or Restated Articles of Incorporation and all amendments to them currently in effect; the Bylaws or Restated Bylaws and all amendments to them currently in effect; the minutes of all shareholders' meetings, and records of all actions taken by shareholders without a meeting, for the past three years; its financial statements for the past three years, including balance sheets showing in reasonable detail the financial condition of the corporation as of the close of each fiscal year, and an income statement showing the results of its operations during each fiscal year prepared on the basis of generally accepted accounting principles or, if not, prepared on a basis explained therein; all written communications to shareholders generally within the past three years; a list of the names and business addresses of its current directors and officers; and its most recent annual report delivered to the Secretary of State of the state of Florida.

         Section 2. Copies of Resolutions. Any person dealing with the corporation may rely upon a copy of any of the records of the proceedings, resolutions, or votes of the board of directors or shareholders, when certified by the president or secretary.

ARTICLE VIII

Bylaws

         The board of directors may adopt, amend or repeal the bylaws, or adopt new bylaws, subject to the reserved power of the shareholders to amend or repeal the bylaws, or adopt new bylaws, and in amending or repealing a particular bylaw to provide expressly that the board of directors may not amend or repeal that bylaw. The following changes have been made to the by laws of the corporation. SHARES

2.2 Consideration For Shares. Shares may be issued for consideration consisting of any tangible or intangible property or benefit to the corporation, including cash, promissory notes, services performed, contracts for services to be performed, or other securities of the corporation, as may be authorized by the board of directors. The board of directors may determine that the consideration received or to be received for the shares to be issued is adequate; when the corporation has received the consideration so determined, the shares issued therefore will be fully paid and nonassessable.

2.3 No Cumulative Voting. The shareholders are not entitled to cumulate votes at any election of directors.

2.4 No Preemptive Right. The shareholders do not have any preemptive right to acquire unissued shares or securities convertible into or carrying a right to subscribe for or acquire shares.

ARTICLE IX

LIMITATION OF DIRECTORS' LIABILITY

         Any personal liability of a director to the corporation or its shareholders for monetary damages for conduct as a director is eliminated, except for any liability for any acts or omissions that involve intentional misconduct by a director or a knowing violation of law by a director, for conduct violating the applicable part of General Corporation Laws of the State of Florida, for any transaction from which the director will personally receive a benefit in money, property, or services to which the director is not legally entitled, or for any act or omission occurring prior to the date when this Article becomes effective. If after this Article becomes effective the General

Corporation Law of the State of Florida is amended to authorize further elimination or limitation of liability of a director, then, upon the effective date of the amendment, the liability of a director shall be further eliminated and limited without further act to the fullest extent so authorized. No amendment or repeal of these Articles of Incorporation shall reduce the extent of any elimination or limitation of liability of a director existing immediately prior to the amendment or repeal.

ARTICLE X

INDEMNIFICATION OF DIRECTORS AND OFFICERS


"SECTION 1. INDEMNIFICATION

         The corporation shall have the power to indemnify any director, officer, employee, or agent of the corporation as provided in Section 607.0850of the Business Corporation Act.

SECTION 2. ADDITIONAL INDEMNIFICATION

         The corporation may make any other or further indemnification or advancement of expenses of any of its directors, officers, employees, or agents, under any Bylaw, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in the person's official capacity and as to action in another capacity while holding such office. However, such further indemnification or advancement of expenses shall not be made in those instances as specified in the Business Corporation Act."

         Florida Statute ss. provides for the indemnification of a director and/or officer who is a party to any legal proceeding against them "if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful."

         Florida Statute also provides that there shall be no indemnification to or on behalf of any director or officer if a judgment or other final adjudication establishes that his or her actions, or omissions to act, were material to the cause of action so adjudicated and constitute (a) a violation of criminal law unless the officer or director had reasonable cause to believe his or her conduct was unlawful; (b) a transaction whereby the director or officer derived an improper personal benefit; (c) in the case of a director, a violation of his or her fiduciary duties; or (d) willful misconduct.

         In so far as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or controlling persons pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities & Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

7.1 Right to Indemnification. EACH INDIVIDUAL (including an individual's personal representative) who was or is made a party or is threatened to be made a party to, or is otherwise involved (including, without limitation, as a witness) in, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, investigative or by or in the right of the corporation, or otherwise (a "Proceeding") because the individual or another individual of whom the individual is a personal representative:

         (a) is or was a director or officer of the corporation or any predecessor entity, or
         (b) being or having been such a director or officer, is or was serving at the request of the corporation or any predecessor entity as a director, officer, partner, trustee, employee, agent, or in any other relationship or capacity whatsoever, of any other foreign or domestic corporation, partnership, joint venture, employee benefit plan or trust or other trust, enterprise or other private or governmental entity, agency, board, commission, body or other unit whatsoever ( (a) and (b) collectively, an "Indemnitee")

SHALL BE INDEMNIFIED AND HELD HARMLESS by the corporation to the fullest extent not prohibited by the General Corporation Law of the State of Florida as the same exists or may hereafter be amended (but, in the case or any amendment, only to the extent that the amendment does not prohibit the corporation from providing broader indemnification rights than prior to the amendment) IF the Indemnitee acted in good faith and reasonably believed the Indemnitee's conduct was in the corporation's best interests (in the case of conduct in the Indemnitee's official capacity with the corporation) and (in all other cases) was at least not opposed to the corporation's best interests and is fairly and reasonably entitled to indemnification in view of all the relevant circumstances ("Corporation's Standards for Indemnification"), WITHOUT REGARD TO the limitations as per the applicable statue of the General Corporation Law of the State of Florida, AND WHETHER OR NOT the Indemnitee met the standard of conduct set forth in Florida Law or any other standard of conduct set forth in as per the General Corporation Law of the State of Florida.

AGAINST ALL DIRECT AND INDIRECT EXPENSES, LIABILITIES AND LOSSES (including but not limited to attorney fees, judgments, settlements, penalties, fines, ERISA and employee benefit plan and other excise taxes and other taxes and penalties, environmental and remediation expenses, settlements, penalties and fines, and other adverse effects) that are actually incurred or suffered by the Indemnitee in connection with the Proceeding (whether or not the basis of the Proceeding is alleged conduct, action or inaction in an official capacity as a director, officer, partner, trustee, employee, agent, or in any other relationship or capacity whatsoever).

         The indemnification granted in the Article is a contract right and includes the right to payment by, and the right to receive reimbursement from, the corporation of all the Indemnitee's expenses as they are incurred, including advances in advance of final disposition of the Proceeding. The term "expenses" as used in this Article includes without limitation all counsel and attorneys' fees and costs.

Notwithstanding the foregoing, an advance for expenses incurred by an Indemnitee who is a party to a Proceeding because the Indemnitee is or was a director of the corporation or any predecessor entity shall be made in advance of final disposition of the Proceeding only upon receipt by the corporation of (i) a written undertaking (hereinafter an "undertaking") executed personally or on the Indemnitee's behalf to repay the advance if and to the extent it is ultimately determined by order of a court having jurisdiction (which determination shall become final upon expiration of all rights to appeal, hereinafter a "final adjudication") that the Indemnittee is not entitled to be indemnified for such expenses under this Article, and (ii) a written affirmation by the Indemnitee of the Indemnitee's good faith belief that the Indemnitee has net the Corporation's Standards for Indemnification as defined in this Article for the amount claimed.

The undertaking must be an unlimited general obligation of the Indemnitee, unsecured and without reference to financial ability to make repayment.

7.2 Court-Ordered Indemnification or Advance; Presumption. If any claim for indemnification or advance of expenses under Section 7.1 of this Article is not paid in full by the corporation within 30 days after a written claim has been received by the corporation, the Indemnitee may at any time thereafter apply for indemnification or advance of expenses to the court conducting the Proceeding or to another court of competent jurisdiction. If the Indemnitee is successful in whole or in part in any such application, the corporation shall also pay to Indemnitee all the Indemnitee's expenses in connection with the application.

The Indemnitee shall be presumed to be entitled to indemnification and advances of expenses under this Article upon the corporation's receipt of Indemnitee's written claim (and in any application to a court for indemnification or advance of expenses), and thereafter the corporation shall have the burden of proof to overcome that presumption.

Neither the fact that the corporation (including its board of directors, special legal counsel or its shareholders under General Corporation Law of the State of Florida, or otherwise) did, nor the fact that the corporation (including its board of directors, special legal counsel or its shareholders , or otherwise) did not, make a determination that the Indemnitee is or is not entitled to indemnification or advance of expenses, shall be a defense to the application or create a presumption that the Indemnitee is not so entitled.

If the Indemnitee applies to a court having jurisdiction for determination of the right to indemnity or advance of expenses, or amount thereof, the court's determination shall become final upon expiration of all rights to appeal, and such a final adjudication shall supersede any other determination made in accordance with applicable Law, or otherwise.

7.3 Nonexclusivity of Rights, Severability. The right to indemnification (including but not limited to payment, reimbursement and advances of expenses) granted in this Article is not exclusive of any other rights that any individual may have or hereafter acquire under any statute, common law, provision of the Articles of Incorporation or Bylaws of the corporation, agreement, vote or resolution of shareholders or disinterested directors, or otherwise. Notwithstanding any amendment to or repeal of this Article, any Indemnitee shall be entitled to indemnification and advance of expenses in accordance with the provisions of this Article with respect to any conduct, acts or omissions of the

Indemnitee occurring prior to the amendment or repeal. If any provision or term of this Article is determined to be void or unenforceable for any reason, the remaining provisions and terms shall remain in full force and effect.

7.4 Insurance, Contracts and Funding. The corporation may purchase and maintain insurance, at its expense, to protect itself and any individual (including an individual's personal representative) who is or was a director, officer, employee or agent of the corporation or any predecessor entity or who being or having been such a director or officer, is or was serving at the request of the corporation or any predecessor entity as a director, officer, partner, trustee, employee, agent, or in any other relationship or capacity whatsoever, of any foreign or domestic corporation, partnership, joint venture, employee benefit plan or trust or other trust, enterprise or other private or governmental entity, agency, board, commission, body or other unit whatsoever, against any expense, liability or loss, whether or not the corporation would have power to indemnify the individual against the same expense, liability or loss under the General Corporation Law of the State of Florida, or otherwise. The corporation may grant indemnity, and may enter into contracts granting indemnity, to any such individual, whether or not in furtherance of the provisions of this Article, and may create trust funds, grant security interests and use other means (including, without limitation, letters of credit) to secure and ensure the payment of indemnification amounts.

7.5 Partial Indemnification. If an Indemnitee is entitled to indemnification by the corporation for some or a portion of expenses, liabilities or losses, but not for the total amount thereof, the corporation shall nevertheless indemnify the Indemnitee for the portion of the expenses, liabilities and losses to which the Indemnitee is entitled.

7.6 Successors and Assigns. All obligations of the corporation to indemnify any
Indemnitee: (i) are binding upon all successors and assigns of the corporation (including any transferee of all or substantially all of its assets and any successor by merger or otherwise by operation of law), (ii) are binding on and inure to the benefit of the spouse, heirs, personal representatives and estate of the Indemnitee, and (iii) shall continue as to an Indemnitee who has ceased to be a director, officer, partner, trustee, employee, or agent (or other relationship or capacity) included in the definition of Indemnitee in Section
7.1 of this Article. The corporation shall not effect any sale or other transfer of substantially all of its assets, merger, consolidation or other reorganization unless the purchaser, transferee, successor or surviving entity (as the case may be) agrees in writing to assume all such obligations of the corporation.

ARTICLE XI

AMENDMENT OF ARTICLES OF INCORPORATION

         The corporation reserves the right from time to time to amend, alter, change or repeal any and all provisions of its Articles of Incorporation by majority vote of all votes entitled to be cast by the holders of the then outstanding shares of Common Stock, in any manner now or hereafter prescribed or permitted by statute. All rights of the shareholders, directors, and officers of the corporation are granted subject to this reservation.

         ADOPTED by order of the directors of the corporation on August 8, 2001

         SITEWORKS, INC.

         /s/ C M . Nurse
         _________________________
         Carl M  Nurse, Director

Number  -----     Shares -------------

         (Logo)
         Incorporated under the laws of the State of Florida
         August 8, 2001

         COMMON

SITEWORKS, INC.
Total authorized issue 900,000,000 common shares (par value $ .001)

This Certifies That ------------------- is the owner of -------------- fully paid and non-assessable shares of the common stock of the above named corporations transferable only on the books of the corporation by the holder hereof in person or by duly authorized Attorney upon surrender of this certificate properly endorsed.

In witness whereof, the said corporation has caused this certificate to be signed by its duly authorized officers and its Corporate Seal to be hereunto affixed . this ------------ day of -------------, -------------


Secretary

(SEAL)

/s/ Carl M  Nurse

President

INDEMNITY AGREEMENT
THIS INDEMNITY AGREEMENT ("Agreement") is entered into on the 9th day of August 2001 between SITEWORKS, INC., a Florida corporation (the "Company"), and ___Carf M Nurse_(Indemnitee").
R E C I T A L

The Indemnitee currently is serving as a director or officer, or both, of the Company and the Company wishes the Indemnitee to continue in such capacities. In order to induce the Indemnitee to continue to serve in such capacities for the Company and in consideration for his continued service, the Company wishes to provide for indemnification of the Indemnitee upon the terms and conditions set forth below.

A G R E E M E N T

It is agreed as follows:
1. The Company will pay on behalf of the Indemnitee, and his executors, administrators or assigns, any amount which he is or becomes legally obligated to pay because of any claim or claims made against him because of any act or omission or neglect or breach of duty which he commits or suffers while acting in his capacity as a director or officer of the Company. The payments which the Company will be obligated to make hereunder shall include, INTER ALIA, damages, judgments, settlements, costs of investigation and costs of defense of legal, criminal or equitable actions, claims or proceedings and appeals therefrom, including attorneys' fees of Indemnitee, costs of attachment or similar bonds, costs of establishing a right to indemnification under this Agreement, and fines, penalties or other obligations or fees imposed by law.
2. If a claim under this Agreement is not paid by the Company within 60 days after a written claim has been received by the Company, the claimant may at any time thereafter bring suit against the Company to recover the unpaid amount of the claim and if successful, in whole or in part, the claimant also shall be entitled to receive from the Company claimant's reasonable attorneys' fees and other expenses of prosecuting such claim.
3. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee, who shall execute all papers reasonably required and shall do everything that may be necessary or appropriate to secure such rights, including the execution of such documents necessary or appropriate to enable the Company effectively to bring suit to enforce such rights.
4. Notwithstanding anything contained herein to the contrary:
(a) The Company shall not be liable to Indemnitee for, nor obligated to furnish advances in connection with, any loss, cost or expense of Indemnitee resulting from his willful or negligent violation of Section 16(b) of the Securities Exchange Act of 1934 or the Foreign Corrupt Practices Act of 1977.
--------------------------------------------------------------------------------

(b) The Company shall not be liable to the Indemnitee for, and shall not be obligated to furnish any advances except for repayable costs, charges and expenses as stated below, in connection with, any loss, cost or expense of Indemnitee as the direct result of a final judgment for money damages payable to the Company or any affiliate for or on account of loss, cost or expense directly or indirectly resulting form the Indemnitee's negligence or misconduct within the meaning of Florida General Corporation Law.
(c) Unless otherwise allowed by a court of competent jurisdiction, the Company shall not be liable to Indemnitee for, and Indemnitee undertakes to repay the Company for all advances which may have been made of, expenses of investigation, defense or appeal of any matter the judgment of which is excluded under subsection 4(b) next above.
(d) Unless otherwise determined by a court of competent jurisdiction, a settlement of any suit, action or proceeding shall be presumed to be an "expense" in mitigation of the expenses of continued litigation and not the compromise of a judgment on the merits of the action, suit or proceeding.
(e) Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Securities Act") may be permitted to directors of the Company pursuant to the foregoing provisions, or otherwise, the Board of Directors has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director of the Company in the wholly or partially successful defense of any action, suit or proceeding) is asserted by the Indemnitee in connection with Company securities which have been registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it hereunder is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. In effect, therefore, absent a court decision in the individual case or controlling precedent, the provisions of the Agreement will not apply to liabilities of the Indemnitee arising under the Securities Act unless and only to the extent that the Indemnitee is successful in the defense of the action, suit or proceeding in question.
(f) The Company shall not be liable under this Agreement to make any payment in connection with any claim made against the Indemnitee:
(i) based upon or attributable to the Indemnitee or any member of his immediate family gaining in fact any personal profit or advantage to which he was not legally entitled;
(ii) based upon or attributable to the dishonesty of the Indemnitee seeking payment hereunder; provided that the Indemnitee shall be protected under this Agreement as to any claims upon which suit may be brought against him by reason of any alleged dishonesty on his part, unless a judgment or other final adjudication thereof adverse to the Indemnitee shall establish that he committed acts of active and deliberate dishonesty, with actual dishonest purpose and intent, which acts were material to the cause of action so adjudicated;

-2-
--------------------------------------------------------------------------------

(iii) for bodily injury, sickness, disease or death of any person, or damage to or destruction of any tangible property, including loss of use thereof; or
(iv) for which indemnification under this Agreement is determined by a final adjudication of a court of competent jurisdiction to be unlawful and violative of public policy.
5. The Indemnitee, as a condition precedent to his right to be indemnified under this Agreement, shall give to the Company notice in writing as soon as practicable of any claim made against him for which indemnity will or could be sought under this Agreement. Notice to the Company shall be directed to the attention of the Corporate Secretary of the Company at the address of the Company's executive offices (or such other address as the Company shall designate in writing to the Indemnitee); notice shall be deemed received if sent by prepaid mail properly addressed, the date of such notice being the date postmarked. In addition, upon request made by the Corporation the Indemnitee shall give the Company such information and cooperation as it may reasonably require and as shall be within the Indemnitee's power.
6. Costs and expenses (including attorneys' fees) incurred by the Indemnitee in defending or investigating any action, suit, proceeding or investigation shall be paid by the Company in advance of the final disposition of such matter. The Indemnitee agrees to repay any such advances in the event that it is ultimately determined that the Indemnitee is not entitled to indemnification under the terms of the Agreement. Notwithstanding the foregoing or any other provision of this Agreement, no advance shall be made by the Company if a determination is reasonably and promptly made by the board of directors by a majority vote of a quorum of disinterested directors, or (if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs) by independent legal counsel, that, based upon the facts known to the board or counsel at the time such determination is made, (a) the Indemnitee knowingly and intentionally acted in bad faith, and (b) it is more likely than not that it will ultimately be determined that the Indemnitee is not entitled to indemnification under the terms of this Agreement.
7. Nothing contained herein shall be deemed to diminish or otherwise restrict the Indemnitee's right to indemnification under any provision of the articles of incorporation or bylaws of the Company or under Florida law.
8. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida.
9. This Agreement shall be binding upon all successors and assigns of the Company (including any transferee of all or substantially all of its assets and any successor by merger or operation of law) and shall inure to the benefit of the heirs, personal representatives and estate of Indemnitee.

-3-
--------------------------------------------------------------------------------

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and signed as of the day and year first above written.
"COMPANY"
SITEWORKS, INC.,
a Florida corporation
             ------------------------------------------------------
Carl M  Nurse,
President
"INDEMNITEE"
             ------------------------------------------------------
-4-
--------------------------------------------------------------------------------

CERTIFICATION OF  OFFICER
I, Carl M Nurse, certify that:
1. I have reviewed this annual report on Form 10-KSB Siteworks Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;.
4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluations Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal control or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 14 2004                                  /s/
                                                     ---------------------------

                             Chief Executive Officer
                             Chief Financial Officer

In connection with the Annual Report of Siteworks Inc.(the "Company") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C M Nurse Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:
1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date  June 14, 2004
                                                     ---------------------------

                             Chief Executive Officer
                             Chief Financial Officer