Form 10KSB/A
period 2003-12-31
SITEWORKS  INC /FL
filed 2004-06-24
CIK 1106643

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

GENERAL FORM FOR REGISTRATION OF SECURITIES OF
SMALL BUSINESS ISSUERS
UNDER SECTION 12(b) OR (g) OF THE SECURITIES EXCHANGE ACT OF 1934

SITEWORKS, INC.

Florida	58 -259 0047
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

2534 N Miami Ave, Miami Florida	33127
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(305) 573 9339
ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE

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

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The registrant’s revenues for its most recent fiscal year were $5,481.00

  As of Dec 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,041,456.00 and the number of shares outstanding of the registrant’s only class of common stock, $.001 par value per share, was 37,093,939.

  PART 1

  ITEM 1. DESCRIPTION OF BUSINESS

  SiteWorks, Inc., a Florida corporation (the "Company"), was incorporated on August 8, 2001. The Company’s administrative offices are located at 2534 N Miami Ave, Miami Florida 33127; telephone (305) 573-9339 The Company is newly formed, has not yet engaged in any significant business and has had no significant revenues. To date, the Company’s activities have been acquisition of a single building lot in Jupiter, discussions with potential acquisition candidates and its organization and the preparation of this Registration Statement. The Company plans to attempt to acquire an equity interest in or assets of an operating business to be thereafter operated by the Company or a subsidiary of the Company.

  GENERAL

  Site Works Inc (SITEWORKS,) is a company incorporated in Florida in 2001 and was merged with Real Time Cars Inc, a construction company incorporated in Nevada in 1999 previously trading on the Pink Sheet medium as RTCI..

  The company SITEWORKS, Inc (Florida) was incorporated to act as a construction and real estate development company, to acquire operating construction companies and income producing real estate. Management believes that by acquiring construction projects which have already been designed and for which permits have been issued, it can bring real estate projects to market quickly without the lengthy approval and permitting process which takes years to complete.

  Management will pursue a strategy of:
       Locating developed projects for sale at reasonable prices for construction and sale
       Acquiring apartment buildings units to add to the companies asset base
       Acquiring operating construction companies to achieve a degree of vertical integration.
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

  The company proposes to conduct business in the South Eastern Region, Florida and the Sunbelt states by vigorously pursuing strategic acquisitions in related fields of small to medium size infill apartment and condo projects along beachfront or other prime real estate corridors. Management has identified a number of such potential projects. Further, the company intends to acquire as yet undetermined, utility Service Company.

  Note: After reviewing the nature and timing of events and milestones, potential investors should reflect upon whether these achievements, within the estimated time frames, are realistic and should assess the consequences of delays or failure of achievements in making an investment decision.

  The Company’s principal office is located at 2534 N Miami Ave Miami Fl, 33127, suite 2B. The Company’s phone is (305) 573-9339. The Company’s fiscal year is the calendar year. The person to contact at the Company is C M Nurse.

  The Company and companies of this sort are commonly referred to as "public shell corporations" and the transactions through which public shell corporations acquire an interest in a suitable operating business are commonly referred to as "shell reorganizations." Management believes that certain privately held businesses are interested in "going public" through a shell reorganization for a variety of reasons. In the opinion of management, the most common motivation is the belief that the private business’ reconstitution as a publicly traded corporation will aid the business in obtaining private equity capital on the theory that investors are more interested in purchasing equity securities for which a public market exists.

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

  The Company will conduct its own investigation to identify a business it can acquire. After selecting a potential acquisition candidate, management may prepare a business plan using its general experience and business acumen, or hire consultants to prepare analyses of the business’ capital, production, marketing, labor and other related requirements. To date, management has conducted no investigations of any business or company nor has it met with representatives of any company or business. There can be no assurance that management of the Company will ever be able to locate a suitable business opportunity interested in reorganizing with the Company or that management has the requisite experience to recognize and understand a business operation that would benefit the Company. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that such business will be successful.

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

  As of the date of this report, the Company has no agreements, understandings or arrangements concerning its acquisition or potential acquisition of a specific business opportunity. If the Company enters into any agreements, understandings or arrangements , it will file an appropriate amendment to this Statement for purposes of disclosing terms of the transaction. The Company will become subject to the periodic reporting requirements of Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). These requirements will oblige the Company to file with the Commission specified information regarding companies with which the Company may merge or reorganize, including audited financial statements for any acquired companies covering one or two years depending on the relative size of the acquisition. The financial statement requirements imposed by the Exchange Act will necessarily limit the Company’s pool of candidates with which it may merge or reorganize to those entities with the proper audited financial statements. There is no assurance that management can find a suitable prospect, or that it has the requisite experience to recognize and understand a business operation that would benefit the Company.

  COMPETITION

  Numerous large, well-financed firms with large cash reserves are engaged in the acquisition of companies and businesses. The Company expects competition to be intense for available target businesses.

  EMPLOYEES

  The Company has only two employees at the present time, Carl Nurse, the Company’s Chief Executive Officer, and Valerie Gonzalez and does not contemplate hiring anyone until a business is acquired. Mr. Nurse and Ms Gonzalez devote 100% of their time to the Company’s affairs.

  To deliver the construction project in house management will subcontract the project in its entirety.

  ACQUISITIONS

  As of the date of this Annual Report, the Company has no agreements, understandings, or arrangements concerning its acquisition or potential acquisition of a specific business opportunity. If the Company enters into any agreements, understandings or arrangements prior to the effectiveness of this Annual Report, it will file an appropriate amendment to this Annual Report for purposes of disclosing terms of the transaction.

  On September 29, 2003, the Company completed a merger transaction with Cork Acquisition Corp. (“Cork”), a Delaware corporation by exchanging 2,000,000 shares of its common stock for all of the common stock of Cork. The Company merged its business operations into Cork, which retained the name SiteWorks, Inc. and became the surviving company. Prior to the merger, Cork was an inactive company that had no assets and liabilities.

  On March 13, 2002, the Company issued 5,250,375 shares of common stock as a result of the merger with Real Time Cars, Inc. Subsequent thereto, the Company issued 177,337 shares of common stock for services rendered, valued at $.03 per share as of December 31, 2002. During the year ended December 31, 2003, the Company sold 1,339,686 shares of common stock, valued at $.10 per share, issued 47,918,288 and 32,474,523 shares of common stock for services rendered, valued at $.001 and $.03 per share, respectively, and issued subscriptions for 5,750,000 shares of common stock, valued at $.03 per share. In addition, the Company cancelled and retired 5,732,000 shares of common stock. On March 31, 2003, the Company reverse split its common stock outstanding on a 1 for 200 basis. On September 29, 2003, the Company issued 2,000,000 shares of common stock as a result of the merger with Cork Acquisition Corp.

  There is no assurance that management can find suitable additional prospects or that it has the requisite experience to recognize and understand a business operation that would benefit the Company.

  RISK FACTORS

  AN INVESTMENT IN THE SECURITIES OF THE COMPANY PRESENTS CERTAIN MATERIAL RISKS TO INVESTORS. ANY INVESTOR IN THE COMPANY IS ENCOURAGED TO CAREFULLY CONSIDER THE FOLLOWING RISKS BEFORE PURCHASING THE SECURITIES OF THE COMPANY.

  1. CORPORATION TYPE. This type of company is commonly called a "shell" corporation because the company does not have any significant assets or extensive operations . However the company has acquired a single lot on which it plans ro build a model house , to be used as a showcase for the potential sale of additional housing. It has not been been formed for the specific purpose of acquiring all or substantially all of the ownership of an existing business. These transactions may be consummated by issuing or transferring large blocks of the Company’s equity shares to the principals of the business that is acquired. Any such issuance will involve significant dilution in the equity interest in the Company held by the pre-reorganization shareholders of the Company with the result that the pre-reorganization shareholders of the Company will have a substantially lower aggregate interest in the outstanding shares of the Company after giving effect to the reorganization. See, "Description of Business."

  Prospective investors should be aware that privately-held companies often times merge or reorganize with a public shell as a means of "going-public" without having to incur the time, expense and disclosure obligations normally associated with the going-public process. In the event the Company merges with a privately-held company subsequent to the close of this offering, investors will not have had the benefit of receiving disclosure of such company’s operations and financial condition prior to making their investment. See, "Description of Business."

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

  2. RISK OF PROPOSED NEW BUSINESS; LACK OF ASSETS, REVENUES OR OPERATIONS. The Company was only recently formed and has no significant assets, revenues or operations. The Company was originally capitalized with $.1,643.00 in April 2002 and since then management of the Company (who also are the controlling shareholders of the Company) have contributed an additional $..34,293.to the capital of the Company. Management expects that the Company’s working capital requirements may be be satisfied through additional capital contributions by private placements, Reg S offerings, or from capital contributions from the CEO or others including management as required. The report of the Company’s independent auditors on the Company’s 2002, 2003 financial statements includes a qualification regarding the Company’s ability to continue as a going concern. In its report, the Company’s independent auditors state that the Company needs an additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations, and that such factors raise substantial doubt about the Company’s ability to continue as a going concern.

  3. RELIANCE ON MANAGEMENT. The Company is dependent on its officers and directors’ personal abilities to evaluate business opportunities that may be presented in the future. Management has identified a potential proposed business and industry in which it will search for an acquisition target, Management has had prior experience in the technical aspects of the construction industry or the business within that industry which may be acquired. See, "Description of Business" and "Management."

  4. TIME COMMITMENT OF MANAGEMENT. The current officers and directors are not engaged in other activities and will devote 100 % of their time to the Company. See, "Management."

  5. CONTROL BY PRESENT SHAREHOLDERS. Management of the Company presently owns approximately 51.0% of the outstanding Common Stock of the Company. Therefore, until such time as the Company acquires an operating business, management of the Company will have the power to elect all of the Company’s Board of Directors, amend the Company’s Certificate of Incorporation, and approve a merger, consolidation with another company or sale of all or substantially all of the Company’s assets. See, "Principal Shareholders" and "Description of Securities."

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

  8. FACILITIES. The Company’s office is located at 2534 N Miami Ave, Miami Florida 33127. See, "Property."

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

  The Company is unable to predict the effect that sales of the Company’s securities under Rule 144 or otherwise, may have on the then prevailing market price of the Common Stock; it can be expected, however, that the sale of any substantial number of shares of Common Stock would have a depressive effect on the market price of the Common Stock.

  10. MARKET FOR THE COMMON STOCK OF THE COMPANY. As of the date of this Registration Statement, there is a negligible market for the securities of the Company. The stock is being traded on the NQB pink sheets. The Company intends to apply for a listing of its Common Stock on the OTC Bulletin Board. There can be no assurance, however, that the OTC Bulletin Board will approve the listing application or, if the application is approved, that a market will develop for the Common Stock of the Company. In the event that the Company’s listing application is approved, management believes that the market for the Common Stock of the Company will be thinly traded, if traded at all, until such time as the Company acquires an operating business.

  11. BUSINESS END RISKS. The Company doesn’t have specific acquisition targets, and there is no guarantee that the Company can get acquire the properties and companies it needs to be viable, although it has every expectation to do so; and no one can guarantee that the resulting acquisitions if any will find favor with the market or will be commercially viable.

  12. LACK OF SIGNIFICANT OPERATING HISTORY AND START UP LOSSES. The Company was formed on August, 2001. The Company has a limited operating history and has generated losses in its fiscal year 2002 and 2003 and expects to generate some losses in fiscal 2004. There is no assurance that the Company’s operations will ever be profitable.

  13. COMPETITION. The Company may encounter competition from a number of other regional or international operations which currently or may, in the future, offer substantially similar approach. Such other companies may have substantially greater resources and might have greater operating efficiencies than the Company. The existence and expansion of existing merger and acquisition companies operating in the Hotel, Realty and Construction and other companies having, to some extent, similar business models may adversely affect the Company. There is no guarantee that the Company will have sufficient funding to compete effectively against larger companies.

  14. LIMITED AMOUNT OF CAPITAL. The Company began operations in September of 2002 and has generated no income from operations to date. However, there can be no assurances that the Company’s current operations can be financed without additional capital for even 12 months.

  15. "BEST EFFORTS" OFFERING. Any Offering described herein is being made on a "best efforts" basis. The Company has the right to accept subscriptions when tendered and to terminate any Offering at any time. Investors are therefore assuming the risk that the Company will receive substantially less than the maximum proceeds. The Company has not provided a description of what changes will be made in the business plan if any Offering is concluded with less than the maximum proceeds. The Company’s risk of failure may be significantly increased if it is unable to acquire the necessary capital.

  16. NO GUARANTEE. Although the management of the Company has extensive experience in private companies there is no guarantee they will be able to attract customers to allow future operations of the Company.

  17. NO PROOF OF THE COMPANY’S ABILITY TO MANAGE PROFITABLY. There can be no assurance that the Company can manage its business in such a way as to render the Company profitable.

  18. DEPENDENCE UPON KEY PERSONNEL AND AFFILIATES. The possible success of the Company is highly dependent upon the personal efforts and abilities of its directors, officers and employees.

  19. COMPETITION. At present there are other companies searching for clients to provide financial services. There is no assurance the Company will be able to compete with these other companies.

  20. CONFLICTS OF INTEREST. The Company is unaware of any potential or real conflicts of interest involving officers, directors, or principals of the Company. However, to the extent that such individuals engage in other activities that may be presented, there may be opportunities for certain conflicts of interest and for diverting opportunities to other companies, entities or persons which they are or may be associated or have an interest rather than the Company. Such potential conflicts of interest include among other things time, effort and corporate opportunity involved in their participation in other business transactions.

  21. NEED FOR ADDITIONAL FINANCING. The Company will need additional funding to realize its business plan goals to acquire a mix of operating companies and real estate for development and income purposes.

  22. NO TRADING MARKET. At present there is a thin market for the Company’s shares and there is no assurance one will develop in the future.

  23. DIVIDENDS. The Company has not paid cash dividends on its Common Stock and for the foreseeable future, the Company does not anticipate that it will pay cash dividends on its Common Stock.

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

         During its initial stages the Company raised money from private investors for operations. The Company has engaged in extensive research in the last 18 months to assemble a business strategy enabling the Company to stay abreast of changes occurring in the public markets.

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

  ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION PLAN OF OPERATIONS

  MANAGEMENT’S DISCUSSION AND ANALYSIS OF CERTAIN RELEVANT FACTORS

  On May, 1999 Automated, Inc. of Nevada\ merged with Automated, Barbados and the assets that existed prior to the merger were sold to Automated of Nevada for assumption of liabilities. In November of 2001 Automated Nevada entered a sale agreement with RTCI whereby the assets of Automated Barbados were subsequently repurchased by Carl Nurse pursuant to the aborted sale to RTCI. The sale of Automated Nevada, now renamed SiteWorks, Inc. of Florida to RTCI was never successfully concluded (RTCI failed to pay the full price for control of the company) and on March 13, 2002 RTCI was merged in to SiteWorks Inc of Florida ..In September of 2002 a default judgement awarding control of RTCI (Automated Nevada) was secured in Nassau County court in favor of Carl Nurse and against RTCI. C Michael Nurse is currently the majority shareholder of Automated (now SiteWorks ), Inc(Barbados)

  On September 29th, 2003 SiteWorks acquired all the outstanding stock of Cork Acquisition Corp, a Delaware fully reporting company in exchange for 10% of the outstanding shares of SiteWorks. Documents of merger were subsequently filed in Delaware and in Florida formalizing the merger with Cork , with SiteWorks the surviving Corporation.

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

  The strategic approach to growth and income by the Company is not unique and there are several companies engaged in similar strategy of growth by acquisition. The Company will be competing against larger and better-capitalized entities. However the company is intent on pursuing the low cost sector in Hotels and intends to concentrate in well-traveled secondary markets for its Hotel acquisitions. The company intends to seek distressed income properties with minimum internally defined characteristics and develop these properties into solid earning properties by upgrading the physical plant and installing competent management. The use of the careful project selection and evaluation tools, management feels to be demonstrably superior project selection attention to quality improvements, function and automating basic maintenance and operations should allow the Company’s services to be effectively marketed against the competition at the currently established price points, while maintaining a good profit margin.

  FORWARD LOOKING STATEMENTS

  This annual filing Statement contains forward-looking statements that are based on the Company’s beliefs as well as assumptions made by and information currently available to the Company. When used in this Registration Statement, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions which described in Part I, Item 1, Description of Business - Risk Factors," above. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

  ITEM 3. DESCRIPTION OF PROPERTY

  Through an lease agreement with WR Tax certificates, , the Company’s operations are located at 2534 N Miami Ave Miami Florida 33127.. There is a rental charge to the Company for office space of $600.00 per month.

  ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of the date of this Registration Statement by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company’s directors and executive officers and (iii) all directors and executive officers as a group.

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

  Mr. Nurse founded the Company in August 2001 and has served as Chairman of the Board, Chief Executive Officer and Chief Financial Officer since inception. Mr. Nurse has been Chief Executive Officer of Automated management resources. C Michael Nurse., President (age: 48) has 25 years of varied experience in all phases of construction and construction management including design, development, construction, administration, marketing, and sales accounting. Mr. Nurse has had over fifteen years management experience in the management construction companies at various levels ranging from scheduling of construction activities through operations and strategic management of the companies. A graduate Engineer from Farleigh Dickenson University, Teaneck, New Jersey, Mr. Nurse has had specialized training in a number of relevant areas including: Labor relations, Production management Quality Control Sales and marketing. Mr. Nurse has held positions of Project Engineer, Scheduling Technician, project manager, Construction manager, Vice president and Chief Executive officer. Companies worked with included Titian Realty & Construction of New York, Pullman Kellogg of Texas, a builder of power plants and Walsh Construction of Connecticut, a division of Hydroelectric Plant builder Guy F Atkinson

  Beverly Callender , Director, is a 48 yrs old, is a banker by profession ,. She holds an MBA and has over twenty five years banking experience in all departments. She has worked done loan workouts, managed mortgage departments, started the credit card departments at a number of financial institutions in the West Indies.

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

	ANNUAL COMPENSATION				LONG-TERM COMPENSATION
				OTHER ANNUAL	RESTRICTED STOCK	COMMON SHARES UNDERLYING OPTIONS GRANTED	ALL OTHER COMPEN-
NAME AND POSITION	YEAR	SALARY	BONUS	COMPENSATION	AWARDS ($)	(# SHARES)	SATION
C Michael Nurse, CEO(1)	2003	$-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-

Beverly Callender, Sec’ty(1)	2003	$-0-	-0-	-0-	-0-	-0-	-0-
	2002	$-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-
   --------

  (1) The Company has paid its executive officers minimal remuneration since inception to date nor does it intend to until such time as the Company acquires an operating business.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS

	NUMBER OF SECURITIES UNDERLYING OPTIONS/SARS	% OF TOTAL OPTIONS/SARS GRANTED TO EMPLOYEES IN	EXERCISE OR BASE PRICE
NAME	GRANTED (#)	FISCAL YEAR	($/SH)	EXPIRATION DATE

None.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

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

  ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company has entered into a contract with Carl Nurse wherein on reaching certain sales targets, Mr. Nurse will receive incentive base compensation. The company will not enter into any other transactions with any officer, director or controlling shareholder of the Company until such time, if ever, as the Company acquires an operating business. At such time, it is expected that the Company will experience a change in control, including a complete change in the Board of Directors and management of the Company.

  ITEM 8. DESCRIPTION OF SECURITIES.

  COMMON STOCK

  The Company is authorized to issue 900,000,000 shares of Common Stock, $.001 par value, of which, as of this April 30 2004, 117,000,000 shares were issued and outstanding and held of record by 756 stockholders. Holders of shares of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders generally. The approval of proposals submitted to stockholders at a meeting other than for the election of directors requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters (such as certain amendments to the Certificate of Incorporation, and certain mergers and reorganizations), in which cases Florida law and the Company’s Bylaws require the favorable vote of at least a majority of all outstanding shares. Stockholders are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore, and in the event of liquidation, dissolution or winding up of the Company to share ratably in all assets remaining after payment of liabilities. The holders of shares of Common Stock have no preemptive, conversion, subscription or cumulative voting rights.

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

  PART II

  ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

  As of the date of this Registration Statement, there is a thin market for the securities of the Company. Upon the effectiveness of this Registration Statement, the Company intends to apply for a listing of its Common Stock on the OTC Bulletin Board. There can be no assurance, however, that the OTC Bulletin Board will approve the listing application or, if the application is approved, that a market will develop for the Common Stock of the Company. In the event that the Company’s listing application is approved, management believes that the Common Stock of the Company will be thinly traded, if traded at all, until such time as the Company acquires an operating business.

  Over the past twelve months ending Dec 31, 2003, the stock (SRKS) has traded in a range from a high of $.30 to .125

  As of the date of this Registration Statement, there were 756 record holders of the Company’s Common Stock.

  The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company’s business.

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

  FLORIDA STATUTES

  Section 145 of the Florida General Corporation Law, as amended, provides for the indemnification of the Company’s officers, directors, employees and agents under certain circumstances as follows:

  "(a) A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

  (b) A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

  (c) To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections (a) and (b) of this section, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection therewith.

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

  (e) Expenses (including attorneys’ fees) incurred by an officer or director in defending any civil, criminal, administrative or investigative action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation as authorized in this section. Such expenses (including attorneys’ fees) incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the board of directors deems appropriate.

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

  (k) The Court of Chancery is hereby vested with exclusive jurisdiction to hear and determine all actions for advancement of expenses or indemnification brought under this section or under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise. The Court of Chancery may summarily determine a corporation’s obligation to advance expenses (including attorneys’ fees)."

  CERTIFICATE OF INCORPORATION

  The Company’s Certificate of Incorporation provides that the directors of the Company shall be protected from personal liability to the fullest extent permitted by law. The Company’s Bylaws also contain a provision for the indemnification of the Company’s directors (see "Indemnification of Directors and Officers - Bylaws" below).

  BYLAWS

  The Company’s Bylaws provide for the indemnification of the Company’s directors, officers, employees, or agents under certain circumstances as follows:

  7.1 AUTHORIZATION FOR INDEMNIFICATION.

  The Corporation may indemnify, in the manner and to the full extent permitted by law, any person (or the estate, heirs, executors, or administrators of any person) who was or is a party to, or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation), by reason of the fact that such person is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action or proceeding, that he had reasonable cause to believe that his conduct was unlawful.

  7.2 ADVANCE OF EXPENSES.

  Costs and expenses (including attorneys’ fees) incurred by or on behalf of a director or officer in defending or investigating any action, suit, proceeding or investigation may be paid by the Corporation in advance of the final disposition of such matter, if such director or officer shall undertake in writing to repay any such advances in the event that it is ultimately determined that he is not entitled to indemnification. Such expenses incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the Board deems appropriate. Notwithstanding the foregoing, no advance shall be made by the Corporation if a determination is reasonably and promptly made by the Board by a majority vote of a quorum of disinterested directors, or (if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs) by independent legal counsel in a written opinion, or by the stockholders, that, based upon the facts known to the Board or counsel at the time such determination is made, (a) the director, officer, employee or agent acted in bad faith or deliberately breached his duty to the Corporation or its stockholders, and (b) as a result of such actions by the director, officer, employee or agent, it is more likely than not that it will ultimately be determined that such director, officer, employee or agent is not entitled to indemnification.

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

  INDEMNITY AGREEMENTS

  The Company’s Bylaws provide that the Company may indemnify directors, officers, employees or agents to the fullest extent permitted by law and the Company has agreed to provide such indemnification to its directors, C Michael Nurse and Beverly Callender pursuant to written indemnity agreements.

SITEWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

  SITEWORKS, INC.

  For the years ended December 31, 2003 and 2002

CONTENTS

Page

Financial statements:(Unaudited)

Balance sheets	2
Statements of operations	3
Statements of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6 - 10

SITEWORKS, INC.
(A Development Stage Company)
Balance Sheets (Unaudited)

ASSETS
	December 31,	December 31,
	2003	2002
Current assets:
Cash	$92	$65
Accounts receivable	2,700	-
Prepaid insurance	7,668	-
Total current assets	10,460	65

Property and equipment, net	25,230	1,438

Other assets:
Undeveloped land parcel	105,900	-
Deposits	1,200	-
Total other assets	107,100	-

Total assets	$142,790	$1,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$150,000	$-
Current portion of long-term debt	3,131	-
Accounts payable	11,211	-
Accrued expenses	7,940	-
Due to officer/stockholder	5,246	29,047
Total current liabilities	177,528	29,047

Long-term liabilities:
Notes payable	9,323	-
Total liabilities	186,851	29,047

Stockholders’ deficit :
Preferred stock; $.001 par value; authorized -
1,000,000 shares; issued - none	-	-
Common stock; $.001 par value; authorized -
100,000,000 shares; issued and outstanding -
37,093,939 shares in 2003 and 5,427,712 in 2002	37,094	5,428
Additional paid-in capital	1,301,160	5,143
Stock subscriptions receivable	(172,500)	-
Deficit accumulated during the development stage	(1,209,815)	(38,115)
Total stockholders’ deficit	(44,061)	(27,544)

Total liabilities and stockholders’ deficit	$142,790	$1,503

  See notes to unaudited financial statements.

SITEWORKS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Year Ended	Year Ended	Aug. 8, 2001 (Inception) to

	December 31, 2003	December 31, 2002	December 31, 2003

Revenue:
Sales	$13,355	$-	$13,355
Cost of sales	9,846	-	9,846
Gross profit	3,509	-	3,509

Costs and expenses:
Depreciation	4,706	160	4,866
Officer’s compensation	456,750	-	456,750
General and administrative	713,753	32,705	746,458
	1,175,209	32,865	1,208,074

Net loss	$(1,171,700)	$(32,865)	$(1,204,565)

Basic and diluted loss per common share	$(0.14)	$(0.04)

Weighted average common shares outstanding	8,459,407	907,097

  See notes to unaudited financial statements.

SITEWORKS, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Unaudited)
For the Period August 8, 2001 (Inception) to December 31, 2003

					Accumulated
					Deficit
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage

Balances, August 8, 2001 (inception)	-	$-	$-	-	-

No activity in 2001	-	-	-	-	-

Balances, December 31, 2001	-	-	-	-	-

Common stock issued in merger with
Realtimecars, Inc.	5,250,375	5,250	-	-	(5,250)

Common stock issued for services,
valued at $.03 per share	177,337	177	5,143	-	-

Net loss					(32,865)

Balances, December 31, 2002	5,427,712	5,427	5,143	-	(38,115)

Common stock retired	(1,000,000)	(1,000)	1,000	-	-

Common stock issued for services,
valued at $.001 per share	47,918,288	47,918	-	-	-

Reverse stock split of 200 to 1	(52,084,270)	(52,084)	52,084	-	-

Sale of common stock ($.10 per share)	1,339,686	1,340	131,690	-	-

Common stock issued for services,
valued at $.03 per share	32,474,523	32,475	941,761	-	-

Common stock subscribed ($.03 per share)	5,750,000	5,750	166,750	(172,500)	-

Common stock issued in merger with
Cork Acquisition Corp.	2,000,000	2,000	(2,000)	-	-

Common stock retired	(4,732,000)	(4,732)	4,732	-	-

Net loss					(1,171,700)

Balances, December 31, 2003	37,093,939	$37,094	$1,301,160	$(172,500)	$(1,209,815)

  See notes to unaudited financial statements.

SITEWORKS, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Aug. 8, 2001
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2003	2002	2003

Cash flows from operating activities:
Net loss	$(1,171,700)	$(32,865)	$(1,204,565)
Adjustments to reconcile net loss to net
cash (used in) operating activities
Depreciation	4,706	160	4,866
Common stock issued for services	1,022,153	5,320	1,027,473
Changes in assets and liabilities
Increase in accounts receivable	(2,700)	-	(2,700)
Increase in prepaid insurance	(7,668)	-	(7,668)
Increase in deposits	(1,200)	-	(1,200)
Increase in accounts payable	11,211	-	11,211
Increase in accrued expenses	7,940	-	7,940
Net cash (used in) operating activities	(137,258)	(27,385)	(164,643)

Cash flows from investing activities:
Purchases of property and equipment	(134,398)	(1,598)	(135,996)
Net cash (used in) investing activities	(134,398)	(1,598)	(135,996)

Cash flows from financing activities:
Proceeds from short-term debt	150,000	-	150,000
Proceeds from long-term debt	14,294	-	14,294
Repayment of long-term debt	(1,840)	-	(1,840)
Increase (decrease) in amounts
due to an officer/stockholder	(23,801)	29,048	5,247
Proceeds from sale of common stock	133,030	-	133,030
Net cash provided by financing activities	271,683	29,048	300,731

Net increase in cash	27	65	92
Cash at beginning of year	65	-	-

Cash at end of year	$92	$65	$92

Supplemental disclosures:
Cash paid during the period for interest	$1,407	$4	$1,411
Common stock issued in merger transactions	$2,000	$5,250	$7,250

  See notes to unaudited financial statements.

  SITEWORKS, INC.
  (A Development Stage Company)

  Notes to Unaudited Financial Statements

  Note 1 - Operations:

  Nature of Business:

  Siteworks, Inc. (the “Company”) was incorporated on August 8, 2001, under the laws of the State of Florida. The Company is engaged in the business of real estate development and general construction. The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a development stage company.

  On March 13, 2002, the Company merged with Real Time Cars, Inc. (“RTCI”), a Nevada Corporation resulting in the Company existing as the surviving company. The shareholders of RTCI received one share of the Company’s common stock in exchange for each share of common stock owned in RTCI. The merger with RTCI occurred as a result of the termination of an acquisition agreement between RTCI and Automated Management Resources, Ltd. (“AMR”), a Nevada corporation that was controlled by the Company’s management and founding stockholders. AMR was incorporated on April 6, 1999 and was engaged in a similar business as the Company through its wholly-owned subsidiary, Automated Management Resources, Ltd., a Barbados company (“AMR Barbados”). On November 21, 2000, AMR entered into a stock exchange transaction with RTCI, whereby RTCI acquired all of the common stock of AMR and agreed to pay a finder’s fee of $200,000 to Carl M. Nurse, the president of AMR, and subsequently continued as the surviving corporation changing its name to Real Time Cars, Inc. RTCI defaulted on its finder’s fee payment resulting in termination of the stock exchange agreement and merger with the Company on March 13, 2002.

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

  Fair Value of Financial Instruments:

  SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The fair value of the Company’s payables due to an officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

  SITEWORKS, INC.
  (A Development Stage Company)
  Notes to Unaudited Financial Statements

  Note 2 - Summary of Significant Accounting Policies (Continued):

  Loss Per Common Share:

  The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings per Share”. The statement establishes standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2003, the Company had no dilutive common stock equivalents such as stock options or preferred stock. The weighted average number of common shares used to calculate loss per common share for the years ended December 31, 2003 and 2002 was 8,459,407 and 907,097, respectively.

  Concentration of Credit Risk:

  The Company currently maintains cash accounts with financial institutions, which at various times may exceed the maximum amount insured by the Federal Depository Insurance Corporation.

  Income Taxes:

  The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. There is no provision for income taxes for the years ended December 31, 2003 and 2002, respectively. Due to the net loss and there is no State corporate tax in Florida the State the Company’s domicile and operations.

  Recent Accounting Pronouncements:

  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 applies to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling - of - interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under these statements, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), and in August 2001 issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which supersedes and amends certain existing accounting and reporting pronouncements, addresses financial accounting and reporting for the impairment or disposal of long-lied assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 143 and 144 and its application to amounts currently included in the Company’s balance sheet will not have a material impact on the Company’s accounting and disclosures.

  In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

  SITEWORKS, INC.
  (A Development Stage Company)
  Notes to Unaudited Financial Statements

  Note 2 - Summary of Significant Accounting Policies (Continued):

  Recent Accounting Pronouncements (Continued):

  In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

  In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transaction and Disclosure”. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

  In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Various Interest Entities” (“VIEs”). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applied to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective January 31, 2004, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively with a cumulative effect as of January 31, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The application of the requirements of FIN 46 has not had a material effect on the Company’s financial position or results of operations.

  In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

  In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its cope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominately on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The application of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

  Note 3 - Business Combination and Basis of Presentation:

  On September 29, 2003, the Company completed a merger transaction with Cork Acquisition Corp. (“Cork”), a Delaware corporation by exchanging 2,000,000 shares of its common stock for all of the common stock of Cork. The Company merged its business operations into Cork, which retained the name Siteworks, Inc. and became the surviving company. Prior to the merger, Cork was an inactive company that had no assets and liabilities.

  SITEWORKS, INC.
  (A Development Stage Company)
  Notes to Unaudited Financial Statements

  Note 4 - Property and Equipment:

Property and equipment consisted of the following at December 31,:
	2003	2002
Machinery and equipment	$5,543	$1,598
Furniture and fixtures	3,759	-
Automobile	20,794	-
	30,096	1,598

Less accumulated depreciation	(4,866)	(160)

	$25,230	$1,438

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

  Note 6 - Notes Payable:

  The Company has a construction bridge loan and note payable to a related party. The note requires a balloon payment of principal and interest at a rate of 12%, due on July 23, 2004. The note is collateralized by land and 150,000 shares of the Company’s common stock. There was an outstanding balance of $150,000 on the note payable as of December 31, 2003. Interest expense on the note of $7,940 was charged to operations for the year ended December 31, 2003.

  Note 7 - Long-term Debt:

	2003	2002
Automobile loan payable to BMW Financial Services,
unsecured, guaranteed by the president of the Company,
interest at 14.65%, payable at $397 per month including
interest, due June 27, 2007	$12,454	$-

Less: current maturities	(3,131)	-
	$9,323	$-

Long-term notes payable mature as follows:
2004	$3,131
2005	3,630
2006	4,203
2007	1,490
	$12,454

  Note 8 - Commitments and Contingencies:

  The Company leases office space under a one-year non-cancelable operating lease that expires on June 30, 2004. Management has indicated its intentions to renew the lease for an additional two-year period beginning on July 1, 2004. The lease provides for monthly rent of $600 and the Company is responsible for all utilities.

  SITEWORKS, INC.
  (A Development Stage Company)
  Notes to Unaudited Financial Statements

  Note 9 - Going Concern:

  The Company’s financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, as of December 31, 2003, the Company has incurred an accumulated deficit of $1,209,815. The Company has not commenced its planned principal operations. The Company’s continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis.

  The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Accordingly, the Company’s continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

  Note 10 - Related Party Transactions:

  The Company was indebted to an officer/stockholder for expenses advanced on behalf of the Company, in the amount of $5,246 and $29,047 at December 31, 2003 and 2002, respectively. There are no specific terms for repayment.

  Note 11- Stockholders’ Deficit:

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

  Preferred Stock:

  No shares of the Company’s preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

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

  I, THE UNDERSIGNED, being the sole incorporator herein before named for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Florida, do make and file these articles of incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have hereunto set my hand this first day of April, A.D. 1999

______________________________
s/s Spiegel and Utera/, Incorporator

  Filed
  In the office of secretary Of State of
  The State of Florida

  August 8, 2001

  BYLAWS
  OF
  SITEWORKS, Inc

  ARTICLE I - Registered Office and Registered Agent

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

  ARTICLE II - Shareholders’ Meetings

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

         Section 3. Notice of Meetings. Written notice of annual or special meetings of shareholders stating the place, day, and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be given by the secretary or persons authorized to call the meeting to each shareholder of record entitled to vote at the meeting. Such notice shall be given not less than ten (10) nor more than sixty (60) days prior to the date of the meeting, except that notice of a meeting to act on (i) an amendment to the Articles of Incorporation, (ii) a plan of merger or share exchange, (iii) a proposed sale, lease, exchange or other disposition of substantially all of the assets of the corporation other than in the usual or regular course of business, or (iv) the dissolution of the corporation shall be given no fewer than twenty (20) days nor more than sixty (60) days before the meeting date. Notice may be transmitted by mail, private carrier or personal delivery; telegraph or teletype; or telephone, wire or wireless equipment which transmits a facsimile of the notice. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at the shareholder’s address as it appears on the stock transfer books of the corporation.

         Section 4. Waiver of Notice. Notice of the time, place, and purpose of any meeting may be waived in writing (either before or after such meeting) and will be waived by any shareholder by the shareholder’s attendance at the meeting in person or by proxy, unless the shareholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting. Any shareholder so waiving shall be bound by the proceedings of any such meeting in all respects as if due notice thereof had been given.

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

         Section 6. Proxies. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by the shareholder’s duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution, unless otherwise provided in the proxy.

         Section 7. Voting Record. After fixing a record date for a shareholders’ meeting, the corporation shall prepare an alphabetical list of the names of all shareholders on the record date who are entitled to notice of the shareholders’ meeting. The list shall be arranged by voting group, and with each voting group by class or series of shares, and show the address of and number of shares held by each shareholder. A shareholder, shareholder’s agent, or a shareholder’s attorney may inspect the shareholder’s list, beginning ten days prior to the shareholders’ meeting and continuing through the meeting, at the corporation’s principal office or at a place identified in the meeting notice in the city where the meeting will be held during regular business hours and at the shareholder’s expense. The shareholders’ list shall be kept open for inspection during such meeting or any adjournment.

         Section 8. Voting of Shares. Except as otherwise provided in the Articles of Incorporation or in these Bylaws, every shareholder of record shall have the right at every shareholders’ meeting to one vote for every share standing in the shareholder’s name on the books of the corporation. If a quorum exists, action on a matter, other than election of directors, is approved by a voting group of shareholders if the votes cast within the voting group favoring the action exceed the votes cast within the voting group opposing the action, unless the Articles of Incorporation or the Florida Business Corporation Act require a greater number of affirmative votes.

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

  ARTICLE III - Directors

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

         Section 8. Meetings.

         (a) The annual meeting of the board of directors shall be held immediately after the annual shareholders’ meeting at the same place as the annual shareholders’ meeting or at such other place and at such time as may be determined by the directors. No notice of the annual meeting of the board of directors shall be necessary.

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

         Section 11. Presumption of Assent. A director of the corporation who is present at a meeting of the board of directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless:

         (a) The director objects at the beginning of the meeting, or promptly upon the director’s arrival, to holding it or transacting business at the meeting:

         (b)     The director’s dissent or abstention from the action taken is entered in the minutes of the meeting; or

         (c) The director delivers written notice of the director’s dissent or abstention to the presiding officer of the meeting before its adjournment or to the corporation within a reasonable time after adjournment of the meeting.

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

  ARTICLE IV - Special Measures for Corporate Action

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

  ARTICLE V - Officers

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

         (b) Secretary. The secretary shall: (1) keep the minutes of the shareholders’ and of the board of directors’ meetings in one or more books provided for that purpose; (2) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (3) be custodian of the corporate records and of the seal of the corporation and affix the seal of the corporation to all documents as may be required; (4) keep a register of the post office address of each shareholder which shall be furnished to the secretary by such shareholder; (5) sign with the president, or a vice president, certificates for shares of the corporation, the issuance of which shall have been authorized by resolution of the board of directors; (6) have general charge of the stock transfer books of the corporation; and (7) in general perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him or her by the president or by the board of directors.

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

  ARTICLE VI - Share Certificates

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

  ARTICLE VII - Books and Records

         Section 1. Books of Account, Minutes and Share Register. The corporation shall keep as permanent records minutes of all meetings of its shareholders and board of directors, a record of all actions taken by the shareholders or board of directors without a meeting, and a record of all actions taken by a committee of the board of directors exercising the authority of the board of directors on behalf of the corporation. The corporation shall maintain appropriate accounting records. The corporation or its agent shall maintain a record of its shareholders, in a form that permits preparation of a list of the names and addresses of all shareholders, in alphabetical order by class of shares showing the number and class of shares held by each. The corporation shall keep a copy of the following records at its principal office: the Articles or Restated Articles of Incorporation and all amendments to them currently in effect; the Bylaws or Restated Bylaws and all amendments to them currently in effect; the minutes of all shareholders’ meetings, and records of all actions taken by shareholders without a meeting, for the past three years; its financial statements for the past three years, including balance sheets showing in reasonable detail the financial condition of the corporation as of the close of each fiscal year, and an income statement showing the results of its operations during each fiscal year prepared on the basis of generally accepted accounting principles or, if not, prepared on a basis explained therein; all written communications to shareholders generally within the past three years; a list of the names and business addresses of its current directors and officers; and its most recent annual report delivered to the Secretary of State of the state of Florida.

         Section 2. Copies of Resolutions. Any person dealing with the corporation may rely upon a copy of any of the records of the proceedings, resolutions, or votes of the board of directors or shareholders, when certified by the president or secretary.

  ARTICLE VIII - Bylaws

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

  ARTICLE IX - LIMITATION OF DIRECTORS’ LIABILITY

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

  ARTICLE X - INDEMNIFICATION OF DIRECTORS AND OFFICERS

  "SECTION 1. INDEMNIFICATION

         The corporation shall have the power to indemnify any director, officer, employee, or agent of the corporation as provided in Section 607.0850of the Business Corporation Act.

  SECTION 2. ADDITIONAL INDEMNIFICATION

         The corporation may make any other or further indemnification or advancement of expenses of any of its directors, officers, employees, or agents, under any Bylaw, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in the person’s official capacity and as to action in another capacity while holding such office. However, such further indemnification or advancement of expenses shall not be made in those instances as specified in the Business Corporation Act."

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

  7.1 Right to Indemnification. EACH INDIVIDUAL (including an individual’s personal representative) who was or is made a party or is threatened to be made a party to, or is otherwise involved (including, without limitation, as a witness) in, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, investigative or by or in the right of the corporation, or otherwise (a "Proceeding") because the individual or another individual of whom the individual is a personal representative:

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

  SHALL BE INDEMNIFIED AND HELD HARMLESS by the corporation to the fullest extent not prohibited by the General Corporation Law of the State of Florida as the same exists or may hereafter be amended (but, in the case or any amendment, only to the extent that the amendment does not prohibit the corporation from providing broader indemnification rights than prior to the amendment) IF the Indemnitee acted in good faith and reasonably believed the Indemnitee’s conduct was in the corporation’s best interests (in the case of conduct in the Indemnitee’s official capacity with the corporation) and (in all other cases) was at least not opposed to the corporation’s best interests and is fairly and reasonably entitled to indemnification in view of all the relevant circumstances ("Corporation’s Standards for Indemnification"), WITHOUT REGARD TO the limitations as per the applicable statue of the General Corporation Law of the State of Florida, AND WHETHER OR NOT the Indemnitee met the standard of conduct set forth in Florida Law or any other standard of conduct set forth in as per the General Corporation Law of the State of Florida.

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

         The indemnification granted in the Article is a contract right and includes the right to payment by, and the right to receive reimbursement from, the corporation of all the Indemnitee’s expenses as they are incurred, including advances in advance of final disposition of the Proceeding. The term "expenses" as used in this Article includes without limitation all counsel and attorneys’ fees and costs.

  Notwithstanding the foregoing, an advance for expenses incurred by an Indemnitee who is a party to a Proceeding because the Indemnitee is or was a director of the corporation or any predecessor entity shall be made in advance of final disposition of the Proceeding only upon receipt by the corporation of (i) a written undertaking (hereinafter an "undertaking") executed personally or on the Indemnitee’s behalf to repay the advance if and to the extent it is ultimately determined by order of a court having jurisdiction (which determination shall become final upon expiration of all rights to appeal, hereinafter a "final adjudication") that the Indemnittee is not entitled to be indemnified for such expenses under this Article, and (ii) a written affirmation by the Indemnitee of the Indemnitee’s good faith belief that the Indemnitee has net the Corporation’s Standards for Indemnification as defined in this Article for the amount claimed.

  The undertaking must be an unlimited general obligation of the Indemnitee, unsecured and without reference to financial ability to make repayment.

  7.2 Court-Ordered Indemnification or Advance; Presumption. If any claim for indemnification or advance of expenses under Section 7.1 of this Article is not paid in full by the corporation within 30 days after a written claim has been received by the corporation, the Indemnitee may at any time thereafter apply for indemnification or advance of expenses to the court conducting the Proceeding or to another court of competent jurisdiction. If the Indemnitee is successful in whole or in part in any such application, the corporation shall also pay to Indemnitee all the Indemnitee’s expenses in connection with the application.

  The Indemnitee shall be presumed to be entitled to indemnification and advances of expenses under this Article upon the corporation’s receipt of Indemnitee’s written claim (and in any application to a court for indemnification or advance of expenses), and thereafter the corporation shall have the burden of proof to overcome that presumption.

  Neither the fact that the corporation (including its board of directors, special legal counsel or its shareholders under General Corporation Law of the State of Florida, or otherwise) did, nor the fact that the corporation (including its board of directors, special legal counsel or its shareholders, or otherwise) did not, make a determination that the Indemnitee is or is not entitled to indemnification or advance of expenses, shall be a defense to the application or create a presumption that the Indemnitee is not so entitled.

  If the Indemnitee applies to a court having jurisdiction for determination of the right to indemnity or advance of expenses, or amount thereof, the court’s determination shall become final upon expiration of all rights to appeal, and such a final adjudication shall supersede any other determination made in accordance with applicable Law, or otherwise.

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

  7.4 Insurance, Contracts and Funding. The corporation may purchase and maintain insurance, at its expense, to protect itself and any individual (including an individual’s personal representative) who is or was a director, officer, employee or agent of the corporation or any predecessor entity or who being or having been such a director or officer, is or was serving at the request of the corporation or any predecessor entity as a director, officer, partner, trustee, employee, agent, or in any other relationship or capacity whatsoever, of any foreign or domestic corporation, partnership, joint venture, employee benefit plan or trust or other trust, enterprise or other private or governmental entity, agency, board, commission, body or other unit whatsoever, against any expense, liability or loss, whether or not the corporation would have power to indemnify the individual against the same expense, liability or loss under the General Corporation Law of the State of Florida, or otherwise. The corporation may grant indemnity, and may enter into contracts granting indemnity, to any such individual, whether or not in furtherance of the provisions of this Article, and may create trust funds, grant security interests and use other means (including, without limitation, letters of credit) to secure and ensure the payment of indemnification amounts.

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

  ARTICLE XI - AMENDMENT OF ARTICLES OF INCORPORATION

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

  A G R E E M E N T

  It is agreed as follows:

  1. The Company will pay on behalf of the Indemnitee, and his executors, administrators or assigns, any amount which he is or becomes legally obligated to pay because of any claim or claims made against him because of any act or omission or neglect or breach of duty which he commits or suffers while acting in his capacity as a director or officer of the Company. The payments which the Company will be obligated to make hereunder shall include, INTER ALIA, damages, judgments, settlements, costs of investigation and costs of defense of legal, criminal or equitable actions, claims or proceedings and appeals therefrom, including attorneys’ fees of Indemnitee, costs of attachment or similar bonds, costs of establishing a right to indemnification under this Agreement, and fines, penalties or other obligations or fees imposed by law.

  2. If a claim under this Agreement is not paid by the Company within 60 days after a written claim has been received by the Company, the claimant may at any time thereafter bring suit against the Company to recover the unpaid amount of the claim and if successful, in whole or in part, the claimant also shall be entitled to receive from the Company claimant’s reasonable attorneys’ fees and other expenses of prosecuting such claim.

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

  (b) The Company shall not be liable to the Indemnitee for, and shall not be obligated to furnish any advances except for repayable costs, charges and expenses as stated below, in connection with, any loss, cost or expense of Indemnitee as the direct result of a final judgment for money damages payable to the Company or any affiliate for or on account of loss, cost or expense directly or indirectly resulting form the Indemnitee’s negligence or misconduct within the meaning of Florida General Corporation Law.

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

  5. The Indemnitee, as a condition precedent to his right to be indemnified under this Agreement, shall give to the Company notice in writing as soon as practicable of any claim made against him for which indemnity will or could be sought under this Agreement. Notice to the Company shall be directed to the attention of the Corporate Secretary of the Company at the address of the Company’s executive offices (or such other address as the Company shall designate in writing to the Indemnitee); notice shall be deemed received if sent by prepaid mail properly addressed, the date of such notice being the date postmarked. In addition, upon request made by the Corporation the Indemnitee shall give the Company such information and cooperation as it may reasonably require and as shall be within the Indemnitee’s power.

  6. Costs and expenses (including attorneys’ fees) incurred by the Indemnitee in defending or investigating any action, suit, proceeding or investigation shall be paid by the Company in advance of the final disposition of such matter. The Indemnitee agrees to repay any such advances in the event that it is ultimately determined that the Indemnitee is not entitled to indemnification under the terms of the Agreement. Notwithstanding the foregoing or any other provision of this Agreement, no advance shall be made by the Company if a determination is reasonably and promptly made by the board of directors by a majority vote of a quorum of disinterested directors, or (if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs) by independent legal counsel, that, based upon the facts known to the board or counsel at the time such determination is made, (a) the Indemnitee knowingly and intentionally acted in bad faith, and (b) it is more likely than not that it will ultimately be determined that the Indemnitee is not entitled to indemnification under the terms of this Agreement.

  7. Nothing contained herein shall be deemed to diminish or otherwise restrict the Indemnitee’s right to indemnification under any provision of the articles of incorporation or bylaws of the Company or under Florida law.

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

  Carl M Nurse,
  President
  "INDEMNITEE"

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

  4. The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluations Date;

  5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and
  b. Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

  6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal control or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 21 2004	/s/	C. Michael Nurse
Chief Executive Officer
Chief Financial Officer

  In connection with the Annual Report of Siteworks Inc.(the "Company") on Form 10-KSB for the years ended December 31, 2003 and 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C M Nurse Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

  1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 21, 2004	/s/	C. Michael Nurse
Chief Executive Officer
Chief Financial Officer