Form 10QSB/A
period 2003-09-30
SITEWORKS INC /FL
filed 2005-01-13
CIK 1106643

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-29521

SITEWORKS, INC.
(Exact name of registrant as specified in its charter)

Florida	58-2590047
(State or other jurisdiction of	(I.R.S. Employer
organization)	Identification No.)

2534 N. Miami Ave., Miami, Florida   33127
(Address of principal executive offices)
(Zip code)

(305) 573-9339
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

As of September 30, 2003, the Registrant had a total of 17,953,253 shares of common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
PAGE
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEET AS OF SEPTEMBER 30, 2003	5

STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002 (WITH CUMULATIVE TOTALS SINCE INCEPTION)	6

STATEMENTS OF CASH FLOWS FOR THE NINE AND THREE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002 (WITH CUMULATIVE TOTALS SINCE INCEPTION)	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	20

ITEM 3. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Balance Sheet as of September 30, 2003	5

Statements of Operations for the Nine Months and Three Months Ended
September 30, 2003 and 2002 with Cumulative Totals Since Inception	6

Statements of Cash Flows for the Nine Months Ended
September 30, 2003 and 2002 with Cumulative Totals Since Inception	7

Notes to Financial Statements	8

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003

ASSETS

Cash and cash equivalents	$923
Inventory	105,000
Property and equipment, net	24,570
Deposits	1,200

TOTAL ASSETS	$131,693

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES

Accounts payable and accrued expenses	$14,211
Due to officer/stockholder	20,000
Note payable - related party	150,000
Current portion of note payable - vehicle	2,981

Total Current Liabilities	187,192

Note payable - vehicle, net of current portion	10,418

Total Liabilities	197,610

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $.01 par value, 1,000,000 shares authorized
and 0 shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized;
17,953,249 shares issued and outstanding	17,954
Additional paid-in capital	2,053,751
Deficit accumulated during the development stage	(2,137,622)

Total Stockholders’ (Deficit)	(65,917)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$131,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

SITEWORKS,INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

					August 8, 2001
	NINE MONTHS ENDED		THREE MONTHS ENDED		(Inception)
	SEPTEMBER 30,		SEPTEMBER 30,		to
	2003	2002	2003	2002	September 30, 2003

SALES	$7,955	$-	$3,856	$-	$7,955

COST OF SALES	(2,474)	-	(1,729)	-	(2,474)

GROSS PROFIT	5,481	-	2,127	-	5,481

OPERATING EXPENSES
Officers’ compensation	306,750	-	300,000	-	306,750
General and administration	1,730,214	27,859	662,407	4,569	1,762,919
Depreciation and amortization	3,177	160	1,059	160	3,337

Total Operating Expenses	2,040,141	28,019	963,466	4,729	2,073,006

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,034,660)	(28,019)	(961,339)	(4,729)	(2,067,525)

OTHER INCOME (EXPENSE)
Impairment of goodwill	(60,000)	-	(60,000)	-	(60,000)
Interest expense	(4,847)	-	(4,847)	-	(4,847)
Total Other Income (Expense)	(64,847)	-	(64,847)	-	(64,847)

NET LOSS APPLICABLE TO COMMON SHARES	$(2,099,507)	$(28,019)	$(1,026,186)	$(4,729)	$(2,132,372)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.25)	$(0.03)	$(0.12)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,459,407	907,097	8,459,407	907,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			August 8, 2001
			(Inception)
			to
	2003	2002	September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,099,507)	$(28,019)	$(2,132,372)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	3,177	160	3,337
Impairment of goodwill	60,000	-	60,000
Stock issued for services	1,868,104	5,321	1,873,425

Changes in assets and liabilities
(Increase) in inventory	(105,000)	-	(105,000)
(Increase) in deposits	(1,200)	-	(1,200)
Increase in accounts payable and other liabilities	14,211	-	14,211
Total adjustments	1,839,292	5,481	1,844,773

Net cash (used in) operating activities	(260,215)	(22,538)	(287,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(26,309)	(1,598)	(27,907)

Net cash (used in) investing activities	(26,309)	(1,598)	(27,907)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from note payable - related party	150,000	-	150,000
Proceeds from note payable - vehicle	14,294	-	14,294
Payments on notes payable - vehicle	(895)	-	(895)
Increase (decrease) in amounts due officer/stockholder	(9,047)	29,047	20,000
Proceeds from the sale of common stock	133,030	-	133,030

Net cash provided by financing activities	287,382	29,047	316,429

NET INCREASE IN
CASH AND CASH EQUIVALENTS	858	4,911	923

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	65	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$923	$4,911	$923

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$1,407	$-	$1,411

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for services and acquisitions	$1,868,104	$5,321	$1,873,425

The accompanying notes are an integral part of the consolidated financial statements

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

NOTE 1 -     ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Site Works, Inc. (the “Company”), was incorporated in the State of Florida on August 8, 2001.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002

NOTE 1 -      ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On March 13, 2002, the Company merged with Real Time Cars, Inc., a Nevada corporation (“RTCI”) resulting in the Company existing as the surviving company. The shareholders of RTCI received one share of the Company’s common stock in exchange for each share of common stock owned in RTCI. The merger with RTCI occurred as a result of the termination of an acquisition agreement between RTCI and Automated Management Resources, Ltd. (“AMR”), a Nevada corporation that was controlled by the Company’s management and founding stockholders. AMR was incorporated on April 6, 1999 and was engaged in a similar business as the Company through its wholly-owned subsidiary, Automated Management resources, Ltd., a Barbados company (“AMR Barbados”). On November 21, 2000, AMR entered into a stock exchange transaction with RTCI, whereby RTCI acquired all of the common stock of AMR and agreed to pay a finders’ fee of $200,000 to the President of AMR, and subsequently continued as the surviving corporation changing its name to Real Time Cars, Inc. RTCI defaulted on the finders’ fee payment resulting in termination of the stock exchange agreement and merger with the Company on March 13, 2002.

The Company was incorporated to act as a construction and real estate development company, to acquire operating construction companies, and income producing real estate. The Company’s focus is on acquiring construction projects which have already been designed and for which permits have been issued.

On September 29, 2003, the Company acquired Cork Acquisition Corp., a Delaware corporation (“Cork”) for 2,000,000 shares of its common stock for all of the common stock of Cork. Prior to the merger, Cork was an inactive company that had no assets or liabilities.

For accounting purposes, the transaction was been accounted for as a purchase. Accordingly, the Company will be treated as the continuing entity for accounting purposes. The $60,000 recognized as goodwill in the Cork transaction has been impaired by Management in 2003.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Development Stage Company

The Company has devoted substantially all of its time to searching for construction and real estate projects to acquire and develop. The Company has no revenues and very limited operations. In accordance with Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”, the Company has presented their financial statements as a development stage company, reflecting the cumulative totals since their inception.

             Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

             Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             Revenue and Cost Recognition

The Company has marginal revenue and is in the development stage.

The Company’s policy is to recognize revenue under the accrual method of accounting when the services are rendered rather than when cash is collected for the services provided. Revenue earned in 2003 related to consulting on general contractor services.

Cost is recorded on the accrual basis as well, when the services are incurred rather than paid for.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

             Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Furniture and fixtures	7 Years
Office equipment and vehicles	5 Years

             Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

             Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the nine months ended September 30, 2003 and 2002, are included in the condensed consolidated statements of operations.

             Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Start-up Costs

In accordance with Statement of Position 98-5, “Accounting for Start-up Costs”, the Company has expensed all of their costs relating to the start-up in the period in which those costs related to.

             (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2003	2002

Net Loss	($2,099,507)	($28,019)

Weighted-average common shares
outstanding (Basic)	7,793,654	3,559,362

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	8,459,407	3,559,362

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Reclassifications

Certain amounts for the nine months ended September 30, 2002 have been reclassified to conform to the presentation of the September 30, 2003 amounts. The reclassifications have no effect on net loss for the nine months ended September 30, 2002.

             Recent Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed, and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective 2002. The Company impaired the $60,000 in the Cork acquisition during 2003.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Recent Accounting Pronouncements (Continued)

In June 2003, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Recent Accounting Pronouncements (Continued)

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not impact on the Company’ results of operations or financial position.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002

NOTE 3 -     INVENTORY

The Company on July 31, 2003, purchased an undeveloped parcel of land in Jupiter, Florida in the amount of $105,000. The Company has recorded this asset as inventory and this amount is stated at cost which includes specifically identifiable costs. The Company held this property until September 28, 2004, which at that time was sold. There were no additional costs capitalized with respect to this undeveloped parcel of land.

NOTE 4 -     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2003:

Furniture, fixtures and equipment	$7,113
Vehicle	20,794
27,907
Less: accumulated depreciation	(3,337)

Net book value	$24,570

Depreciation expense for the nine months ended September 30, 2003 and 2002 was $3,177 and $160, respectively.

NOTE 5 -     NOTES PAYABLE- RELATED PARTY

The Company has a construction bridge loan and note payable in the amount of $150,000 due to a related party. The note requires a balloon payment of principal and interest at a rate of 12% due on July 23, 2004. The note is collateralized by land and 150,000 shares of the Company’s common stock. At September 30, 2003 this balance remains at $150,000. Interest expense for the nine months ended September 30, 2003 was $7,940. The Company paid back $123,000 in February and March 2004, and reclassified the remaining $27,000 to another individual who assumed the note payable.

NOTE 6 -     NOTES PAYABLE- VEHICLE

The Company has an automobile note payable which is secured by the vehicle, and guaranteed by the President of the Company. The loan is payable at $397 per month inclusive of interest at 14.65%, and is due June 2007.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002

NOTE 6 -     NOTES PAYABLE- VEHICLE (CONTINUED)

The balance due at September 30, 2003 is $13,399.
Maturities of this note are as follows:

September 30, 2004	$2,981
September 30, 2005	3,573
September 30, 2006	3,573
September 30, 2007	3,272

$13,399

NOTE 7 -     DUE TO OFFICER

The Company has outstanding at September 30, 2003 $20,000 to an officer/stockholder for expenses advanced on behalf of the Company. There are no specific repayment terms.

NOTE 8-     PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2003, deferred tax assets approximated the following:

Net operating loss carryforwards	$641,287
Less: valuation allowance	(641,287)
$-0-

At September 30, 2003, the Company had deficits accumulated during the development stage approximating $2,137,622 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002

NOTE 9-     STOCKHOLDERS’ (DEFICIT)

The Company has two classes of stock; a preferred class with a par value of $.01 and 1,000,000 shares authorized, and a common class with a par value of $.001 and 100,000,000 shares authorized.

The Company has not issued any shares of preferred stock.

The Company pursuant to approved board resolutions increased the authorized shares on March 22, 2004 to 200,000,000 common shares and 20,000,000 preferred shares, then again on April 4, 2004 increased the common shares authorized to 900,000,000 and the preferred shares to 50,000,000.

On March 13, 2002, the Company issued 5,250,375 shares of common stock as a result of the merger with RTCI. Subsequent thereto, the Company issued 177,337 shares of common stock for services rendered, valued at $.03 per share as of December 31, 2002.

During the nine months ended September 30, 2003, the Company sold 1,339,686 shares of common stock valued at $.10 per share, issued 47,918,288 and 14,351,833 shares of common stock for services rendered at $.03 per share. In addition, the Company canceled and retired 1,000,000 shares of common stock. On April 17, 2003, the Company reverse stock split its common shares outstanding on a 1 for 200 basis. On September 29, 2003, the Company issued 2,000,000 shares of common stock as a result of the acquisition of Cork.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002

NOTE 10-     GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses since inception, and is currently in the development stage. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises doubt about the Company’s ability to continue as a going concern.

Management also states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11-     SUBSEQUENT EVENTS

In the quarter ended December 31, 2003, the Company issued 18,122,690 shares issued for services and issued subscriptions for 5,750,000 shares of common stock valued at $.03 per share. The Company also canceled and retired 4,732,000 shares of common stock.

During February and March 2004, the Company paid back $123,000 of the note payable - related party. The remaining $27,000 was paid from an unrelated third party, and the Company currently owes this third party the $27,000.

The Company pursuant to approved board resolutions increased the authorized shares on March 22, 2004 to 200,000,000 common shares and 20,000,000 preferred shares, then again on April 4, 2004 increased the common shares authorized to 900,000,000 and the preferred shares to 50,000,000.

On April 9, 2004, the Company authorized the issuance of a new Series A Preferred Stock. They have authorized the issuance of 20,000,000 shares, and issued 400,000 of these shares to the Company’s president. These shares convert into common shares at a 300 to 1 ratio, and were converted in 2004.

On August 12, 2004, the Company approved a reverse 1 for 2,000 stock split.

On September 28, 2004, the Company sold their undeveloped parcel of land.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is classified as a development stage company because its principal activities involve seeking to acquire business activities.

ITEM 3  CONTROLS AND PROCEDURES

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
Carl Nurse
Chief Executive Officer

Dated: January 12, 2005