Form 10KSB/A
period 2003-12-31
SITEWORKS INC /FL
filed 2005-01-13
CIK 1106643

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No.2

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) of the securities act 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number   000-29521

SITEWORKS, INC.
(Name of Small Business Issuer in its Charter)

Florida	58 -259 0047
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant’s revenues for fiscal year, December 31, 2003 were $13,355.00

As of Dec 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,041,456.00 and the number of shares outstanding of the registrant’s only class of common stock, $.001 par value per share, was 37,093,939.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

SiteWorks, Inc., a Florida corporation (the "Company"), was incorporated on August 8, 2001. The Company’s administrative offices are located at 2534 N Miami Ave, Miami Florida 33127; telephone (305) 573-9339 The Company is newly formed, has not yet engaged in any significant business and has had no significant revenues. To date, the Company’s activities have been acquisition of a single building lot in Jupiter, discussions with potential acquisition candidates and its organization and the preparation of this Annual Report. The Company plans to attempt to acquire an equity interest in or assets of an operating business to be thereafter operated by the Company or a subsidiary of the Company.

GENERAL

Site Works Inc (SITEWORKS,) is a company incorporated in Florida in 2001 and was merged with Real Time Cars Inc, a software development company incorporated in Nevada in 1999 previously trading on the Pink Sheets (NQB) as RTCI , which itself was previously Automated Management Resources, a heavy construction company with operations in Barbados.

The company SITEWORKS, Inc (Florida) was incorporated to act as a construction and real estate development company , to acquire operating construction companies and income producing real estate. Management believes that by acquiring construction projects which have already been designed and for which permits have been issued, it can bring real estate projects to market quickly without the lengthy approval and permitting process which takes years to complete. SiteWorks Inc is a Florida State Certified Minority business.

Management will pursue a strategy of:

  Locating developed projects for sale at reasonable prices for construction and sale apartment buildings units to add to the companies asset base operating construction companies to achieve a degree of vertical integration.
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

To deliver construction projects in house management will subcontract the project in its entirety.

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

1. CORPORATION TYPE. This type of company is commonly called a "shell" corporation because the company does not have any significant assets or extensive operations . (However the company had acquired a single lot on which it planned to build a model house , to be used as a showcase for the potential sale of additional housing. The lot has subsequently been sold.) It has not been formed for the specific purpose of acquiring all or substantially all of the ownership of an existing business. These transactions may be consummated by issuing or transferring large blocks of the Company’s equity shares to the principals of the business that is acquired. Any such issuance will involve significant dilution in the equity interest in the Company held by the pre-reorganization shareholders of the Company with the result that the pre-reorganization shareholders of the Company will have a substantially lower aggregate interest in the outstanding shares of the Company after giving effect to the reorganization. See, "Description of Business."

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

2. RISK OF PROPOSED NEW BUSINESS; LACK OF ASSETS, REVENUES OR OPERATIONS. The Company was only recently formed and has no significant assets, revenues or operations. The Company was originally capitalized with $1,643.00 in April 2002 and since then management of the Company (who also are the controlling shareholders of the Company) have contributed an additional $34,293.to the capital of the Company. Management expects that the Company’s working capital requirements may be satisfied through additional capital contributions by private placements, Reg S offerings, or from capital contributions from the CEO or others including management as required. The report of the Company’s independent auditors on the Company’s 2002, 2003 financial statements includes a qualification regarding the Company’s ability to continue as a going concern. In its report, the Company’s independent auditors state that the Company needs an additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations, and that such factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

5. CONTROL BY PRESENT SHAREHOLDERS. Management of the Company presently owns approximately 51.0% or more of the outstanding Common Stock of the Company. The company is classified as a minority business enterprise (MBE) in the State of Florida. Until such time as the Company acquires an operating business, management of the Company will have the power to elect all of the Company’s Board of Directors, amend the Company’s Certificate of Incorporation, and approve a merger, consolidation with another company or sale of all or substantially all of the Company’s assets. See, "Principal Shareholders" and "Description of Securities."

6. PREFERRED STOCK. As of December 31, 2004 , The Company is authorized to issue 20,000,000 shares of $1.00 par value preferred stock Series A voting and series B, non voting ("Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series, and the Board of Directors, without action by the holders of the Common Stock, may fix or alter the voting rights, redemption provisions, (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights and any other rights preferences, privileges and restrictions of any wholly unissued series of Preferred Stock. The Board of Directors, without stockholder approval, can issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. No shares of Preferred Stock presently are outstanding, and the Company has no present plans to issue any such shares. The issuance of shares of Preferred Stock could adversely affect the voting power of holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action.

7. COMPETITION. Numerous large, well-financed firms with large cash reserves are engaged in the acquisition of companies and businesses. The Company expects competition to be intense for available target businesses.

8. FACILITIES. The Company’s office is located at 2534 N Miami Ave, Miami Florida 33127. See, "Property."

9. POTENTIAL SALES PURSUANT TO RULE 144. As of December 31, 2004, approximated 3,043,000 shares of Common Stock currently outstanding are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. In addition, approximately 100,000 shares of Common Stock are eligible for resale under Rule 144. In general, under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three month period, a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period.

The Company is unable to predict the effect that sales of the Company’s securities under Rule 144 or otherwise, may have on the then prevailing market price of the Common Stock; it can be expected, however, that the sale of any substantial number of shares of Common Stock would have a depressive effect on the market price of the Common Stock.

10. MARKET FOR THE COMMON STOCK OF THE COMPANY. As of the date of this Annual Report, there is a negligible market for the securities of the Company. The stock is being traded on the NQB pink sheets. The Company intends to apply for a listing of its Common Stock on the OTC Bulletin Board. There can be no assurance, however, that the OTC Bulletin Board will approve the listing application or, if the application is approved, that a market will develop for the Common Stock of the Company. In the event that the Company’s listing application is approved, management believes that the market for the Common Stock of the Company will be thinly traded, if traded at all, until such time as the Company acquires an operating business.

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

13.COMPETITION. The Company may encounter competition from a number of other regional or international operations which currently or may, in the future, offer substantially similar approach. Such other companies may have substantially greater resources and might have greater operating efficiencies than the Company. The existence and expansion of existing merger and acquisition companies operating in the Hotel, Realty and Construction and other companies having, to some extent, similar business models may adversely affect the Company. There is no guarantee that the Company will have sufficient funding to compete effectively against larger companies.

14. LIMITED AMOUNT OF CAPITAL. The Company began operations in September of 2002 and has generated no income from operations to date. However, there can be no assurances that the Company’s current operations can be financed without additional capital for even 12 months.

15. "BEST EFFORTS" OFFERINGS. Any Offering described herein is being made on a "best efforts" basis. The Company has the right to accept subscriptions when tendered and to terminate any Offering at any time. Investors are therefore assuming the risk that the Company will receive substantially less than the maximum proceeds. The Company has not provided a description of what changes will be made in the business plan if any Offering is concluded with less than the maximum proceeds. The Company’s risk of failure may be significantly increased if it is unable to acquire the necessary capital.

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

FOR ALL OF THE AFORESAID REASONS, AND OTHERS SET FORTH HEREIN, THESE SECURITIES INVOLVE A HIGH DEGREE OF RISK. ANY PERSON CONSIDERING AN INVESTMENT IN ANY SECURITIES OFFERED IN ANY OFEERING HEREBY SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS PROSPECTUS. THESE SECURITIES SHOULD ONLY BE PURCHASED BY PERSONS WHO CAN AFFORD TO ABSORB A TOTAL LOSS OF THEIR INVESTMENT IN THE COMPANY.

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

The Company presently employs two persons on a full time basis, the President C M Nurse and an accountant, Valery Gonzalez. There are no other current employees.

The Company plans to file reports with the SEC following the offering on Form 10-K for annual reports and Form 10-Q for quarterly reports. Copies of the annual report will be mailed to the shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF CERTAIN RELEVANT FACTORS

On May, 1999 Automated, Inc. of Nevada\ merged with Automated, Barbados and the assets that existed prior to the merger were sold to Automated of Nevada for assumption of liabilities. In November of 2001 Automated Nevada entered a sale agreement with RTCI whereby the assets of Automated Barbados were subsequently repurchased by Carl Nurse pursuant to the aborted sale to RTCI. The sale of Automated Nevada, now renamed SiteWorks, Inc. of Florida to RTCI was never successfully concluded (RTCI failed to pay the full price for control of the company) and on March 13, 2002 RTCI was merged in to SiteWorks Inc of Florida ..In September of 2002 a default judgement awarding control of RTCI (Automated Nevada) was secured in Nassau County court in favor of Carl Nurse and against RTCI. C Michael Nurse is currently the majority shareholder of Automated (now SiteWorks), Inc (Barbados).

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

ITEM 3. DESCRIPTION OF PROPERTY

Through a lease agreement with WR Tax certificates, , the Company’s operations are located at 2534 N Miami Ave Miami Florida 33127.. There is a rental charge to the Company for office space of $700.00 per month.

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

NAME AND ADDRESS	NUMBER OF SHARES	PERCENTAGE OWNED

Carl Nurse (1)	15,051,250	41.00%

All officers and directors
as a group	15,051,250	41.00%

--------------------

(1) As of Dec 31, 3003.These shares are restricted control founding shares as are all shares issued to Carl Nurse.

ITEM5. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Set forth below are the directors and officers of the Company.

NAME	AGE	POSITION

C M Nurse	49	Chairman of the Board, Chief Executive
		Officer and Chief Financial Officer
Beverly Callender	48	Director

Mr. Nurse founded the Company in August 2001 and has served as Chairman of the Board, Chief Executive Officer and Chief Financial Officer since inception. Mr. Nurse has been Chief Executive Officer of Automated Management Resources, Ltd a predecessor company of SiteWorks Inc.

C Michael Nurse, President (age: 49), has 25 years of varied experience in all phases of construction and construction management including design, development, construction, administration, marketing, and sales accounting. Mr. Nurse has had over fifteen years management experience in the management construction companies at various levels ranging from scheduling of construction activities through operations and strategic management of the companies. A graduate Engineer from Farleigh Dickenson University, Teaneck, New Jersey, Mr. Nurse has had specialized training in a number of relevant areas including: Labor relations, Production Management, Quality Control, Sales and Marketing. Mr. Nurse has held positions of Project Engineer, Scheduling Technician, project manager, Construction manager, Vice president and Chief Executive officer. Companies worked with included Titian Realty & Construction of New York, Pullman Kellogg of Texas, a builder of power plants and Walsh Construction of Connecticut, a division of Hydroelectric Plant builder Guy F Atkinson.

Beverly Callender, Director, is a 48 yrs old, is a banker by profession. She holds an MBA and has over twenty five years banking experience in all departments. She has worked done loan workouts, managed mortgage departments, started the credit card departments at a number of financial institutions in the West Indies.

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

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
COMMON
SHARES
						UNDERLYING	ALL
				OTHER	RESTRICTED	OPTIONS	OTHER
				ANNUAL	STOCK	GRANTED	COMPEN-
NAME AND POSITION	YEAR	SALARY	BONUS	COMPENSATION	AWARDS ($)	(# SHARES)	SATION
C Michael Nurse, CEO(1)	2003	$-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-

Beverly Callender, Sec’ty(1)	2003	$-0-	-0-	-0-	-0-	-0-	-0-
	2002	$-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-
________________________

(1) The Company has paid its executive officers minimal remuneration since inception to date nor does it intend to increase renumeration to its officers and directors until such time as the Company acquires an operating business. Control restricted shares issued to Carl Nurse may have been assigned a value , but the shares have not been traded nor is it expected that will these shares be traded in the foreseable future.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS
NUMBER OF SECURITIES
	UNDERLYING	% OF TOTAL OPTIONS/SARS	EXERCISE OR
	OPTIONS/SARS	GRANTED TO EMPLOYEES IN	BASE PRICE
NAME	GRANTED (#)	FISCAL YEAR	($/SH)	EXPIRATION DATE
None.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES
NUMBER OF
			SECURITIES	VALUE OF
			UNDERLYING	UNEXERCISED
			UNEXERCISED	IN-THE-MONEY
			OPTIONS (SARS	OPTIONS (SARS
	SHARES		AT FY-END (#)	AT FY-END($)
	ACQUIRED	VALUE	EXERCISABLE/	EXERCISABLE/
NAME	ON EXERCISE	RECEIVED	UNEXERCISABLE	UNEXERCISABLE
None.

COMPENSATION OF DIRECTORS. The Company provides no compensation to its directors and does not intend to until such time, if ever, as the Company acquires an operating business.

ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has entered into a contract with Carl Nurse wherein on reaching certain sales targets, Mr. Nurse will receive incentive base compensation. The company will not enter into any other transactions with any officer, director or controlling shareholder of the Company until such time, if ever, as the Company acquires an operating business. At such time, it is expected that the Company may experience a change in control, including a complete change in the Board of Directors and management of the Company.

ITEM 8. DESCRIPTION OF SECURITIES.

COMMON STOCK

As of December 31, 2004, the Company is authorized to issue 100,000,000 shares of Common Stock, $.001 par value, of which, as of this December 31, 2004, 4,156,422 shares were issued and outstanding and held of record by 756 stockholders. Holders of shares of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders generally. The approval of proposals submitted to stockholders at a meeting other than for the election of directors requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters (such as certain amendments to the Certificate of Incorporation, and certain mergers and reorganizations), in which cases Florida law and the Company’s Bylaws require the favorable vote of at least a majority of all outstanding shares. Stockholders are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore, and in the event of liquidation, dissolution or winding up of the Company to share ratably in all assets remaining after payment of liabilities. The holders of shares of Common Stock have no preemptive, conversion, subscription or cumulative voting rights.

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $1.00 par value convertible Series A voting preferred stock , 20,000,000 shares of Series B non voting convertible Preferred stock.("Preferred Stock"). Any series of The Convertible Preferred Stock may be issued from time to time in one or more series, and the Board of Directors, without action by the holders of the Common Stock, may fix or alter the voting rights, redemption provisions, (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights and any other rights preferences, privileges and restrictions of any wholly unissued series of Preferred Stock. The Board of Directors, without stockholder approval, can issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. No shares of and series of Preferred Stock presently are outstanding, and the Company has no present plans to issue any such shares. The issuance of shares of Preferred Stock could adversely affect the voting power of holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action.

REGULATION S STOCK

The company is authorized to issue 20,000,000 shares of Regulation S Stock par value 1.00.Regulation S stock cannot be traded within the US domestic market for a period of 1 year from date of issuance and may only be issued to Non US Nationals or foreign entities. No Regulation S stock is outstanding

PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

As of the date of this Annual Report, there is a thin market for the securities of the Company. Upon the effectiveness of this Annual Report, the Company intends to apply for a listing of its Common Stock on the OTC Bulletin Board. There can be no assurance, however, that the OTC Bulletin Board will approve the listing application or, if the application is approved, that a market will develop for the Common Stock of the Company. In the event that the Company’s listing application is approved, management believes that the Common Stock of the Company will be thinly traded, if traded at all, until such time as the Company acquires an operating business.

Over the twelve months ending Dec 31, 2003, the stock (SRKS) has traded in a range from a high of $3.10 to .004 as indicated in the graph below:

Recent bid price:	.004
52 week high:	3.10
52 week low:	.004
Outstanding:	37,093,939
Estimated Float:	5,837,800

As of the date of this Annual Report, there were 756 record holders of the Company’s Common Stock.

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

ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES.

The Company issued 5,250, 375 our common stock in connection with the merger with Real Time cars, Inc , (a Nevada corp.) and 2,000,000 shares in connection with the Cork Acq. Corp Merger. 47,918, 288 shares were issued in connection with services rendered to the company, valued at 0.001 per share, and 32, 474,523 shares, valued at .03 cents per share were issued for services to the company. 5, 750,000 shares were subscribed to at 0.03 cents per share and 4, 732,000 shares were retired and returned to treasury. A further 1,339,686 shares were sold at .10 cents per share. Total shares outstanding at Dec 31, 2003 were 37,093,939 after a 200 to 1 reverse split in April of 2003. Total shares outstanding as of Dec 31, 2004 were 4,156,422 after a 1 to 2000 reverse split in August of 2004. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Company has been advised that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated there under. The recipients in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Company, to obtain information about the Company

ITEM 5. INDEMNIFICATION OF DIRECTORS AND OFFICERS.

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

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Report of Independent Registered Public Accounting Firm	F-1

Consent Letterr	F-2

Balance Sheets as of December 31, 2003 and 2002	F-3

Statements of Operations for the Years Ended
December 31, 2003 and 2002 with Cumulative Totals Since Inception	F-4

Statements of Changes in Stockholder’s Equity (Deficit) for the
Periods from August 8, 2001 (Inception) through December 31, 2003	F-5

Statements of Cash Flows for the Years Ended
December 31, 2003 and 2002 with Cumulative Totals Since Inception	F-6

Notes to Financial Statements	F7-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ of
Siteworks, Inc.
Miami, FL

We have audited the accompanying consolidated balance sheet of Siteworks, Inc. and Subsidiary (the “Company”), a development stage company, as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended with cumulative totals since the Company’s inception. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has recurring operating deficits and cash flow concerns that lead to doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siteworks, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and cumulative totals since the Company’s inception in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

November 21, 2004

BAGELL, JOSEPHS
& COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
P: 856-346-2828
F: 856-346-2882

December 27, 2004

The Board of Directors
SiteWorks, Inc.
2534 N. Miami Ave.
Miami, FL

Ref: Consent to use of financial statements

Gentlemen:

We consent to the use of our consolidated financial statements dated November 21, 2004 with respect to SiteWorks, Inc. and subsidiary for the years ended December 31, 2003 and 2002, included herein on annual reports, and reference to our firm under the heading “Experts” in the company’s prospectus.

/s/ Bagell Josephs & Company LLC
Gibbsboro, New Jersey
December 27, 2004

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002

Cash and cash equivalents	$92	$65
Accounts receivable	2,700	-
Inventory	105,000	-
Property and equipment, net	24,291	1,438
Deposits	1,200	-

TOTAL ASSETS	$133,283	$1,503

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES

Accounts payable and accrued expenses	$19,151	$-
Due to officer/stockholder	5,246	29,047
Note payable - related party	150,000	-
Current portion of note payable - vehicle	3,573	-

Total Current Liabilities	177,970	29,047

Note payable - vehicle, net of current portion	8,636	-

Total Liabilities	186,606	29,047

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $.01 par value, 1,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized;
37,093,939 and 5,427,712 shares issued and outstanding at
December 31, 2003 and 2002, respectively	37,094	5,428
Subscription receivable	(172,500)	-
Additional paid-in capital	2,750,791	5,143
Deficit accumulated during the development stage	(2,668,708)	(38,115)

Total Stockholders’ (Deficit)	(53,323)	(27,544)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$133,283	$1,503

The accompanying notes are an integral part of the consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			August 8, 2001
			(Inception)
			to
	2003	2002	December 31, 2003

SALES	$13,355	$-	$13,355

COST OF SALES	(9,846)	-	(9,846)

GROSS PROFIT	3,509	-	3,509

OPERATING EXPENSES
Officers’ compensation	456,750	-	456,750
General and administration	2,102,360	32,705	2,135,065
Depreciation and amortization	5,645	160	5,805

Total Operating Expenses	2,564,755	32,865	2,597,620

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,561,246)	(32,865)	(2,594,111)

OTHER INCOME (EXPENSE)

Impairment of goodwill	(60,000)	-	(60,000)
Interest expense	(9,347)	-	(9,347)
Total Other Income (Expense)	(69,347)	-	(69,347)

NET LOSS APPLICABLE TO COMMON SHARES	$(2,630,593)	$(32,865)	$(2,663,458)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.31)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,459,407	907,097

The accompanying notes are an integral part of the consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
FOR THE PERIOD AUGUST 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2003

					Deficit
					Accumulated
			Stock	Additional	During The
	Common Stock		Subscription	Paid-In	Development
	Shares	Amount	Receivable	Capital	Stage	Total
Balance, August 8, 2001 (inception)	-	$ -	$ -	$ -	-	$ -

No activity - 2001	-	-	-	-	-	-

Balance, December 31, 2001	-	-	-	-	-	-

Shares issued in connection with RTCI transaction	5,250,375	5,250	-	-	(5,250)	-

Shares issued for services	177,337	178	-	5,143	-	5,321

Net loss for the year ended December 31, 2002	-	-	-	-	(32,865)	(32,865)

Balance, December 31, 2002	5,427,712	5,428	-	5,143	(38,115)	(27,544)

Shares retired	(1,000,000)	(1,000)	-	1,000	-	-

Shares issued for services	47,918,288	47,918	-	1,389,631	-	1,437,549

Reverse stock split 1 for 200	(52,084,270)	(52,084)	-	52,084	-	-

Shares issued for cash	1,339,686	1,340	-	131,690	-	133,030

Shares issued for services	32,474,523	32,474	-	941,761	-	974,235

Shares subscribed	5,750,000	5,750	(172,500)	166,750	-	-

Shares issued in acquisition of Cork	2,000,00	2,000	-	58,000	-	60,000

Shares retired	(4,732,000)	(4,732)	-	4,732	-	-

Net loss for the year ended December 31, 2003	-	-	-	-	(2,630,593)	(2,630,593)

Balance, December 31, 2003	37,093,939	$ 37,094	$ (172,500)	$ 2,750,791	$ (2,668,708)	$ (53,323)

The accompanying notes are an integral part of the consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			August 8, 2001
			(Inception)
			to
	2003	2002	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,630,593)	$(32,865)	$(2,663,458)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	5,645	160	5,805
Impairment of goodwill	60,000	-	60,000
Stock issued for services	2,411,784	5,321	2,417,105

Changes in assets and liabilities
(Increase) in accounts receivable	(2,700)	-	(2,700)
(Increase) in inventory	(105,000)	-	(105,000)
(Increase) in deposits	(1,200)	-	(1,200)
Increase in accounts payable and other liabilities	19,151	-	19,151
Total adjustments	2,387,680	5,481	2,393,161

Net cash (used in) operating activities	(242,913)	(27,384)	(270,297)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(28,498)	(1,598)	(30,096)

Net cash (used in) investing activities	(28,498)	(1,598)	(30,096)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from note payable - related party	150,000	-	150,000
Proceeds from note payable - vehicle	14,294	-	14,294
Payments on notes payable - vehicle	(2,085)	-	(2,085)
Increase (decrease) in amounts due officer/stockholder	(23,801)	29,047	5,246
Proceeds from the sale of common stock	133,030	-	133,030

Net cash provided by financing activities	271,438	29,047	300,485

NET INCREASE IN
CASH AND CASH EQUIVALENTS	27	65	92

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	65	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$92	$65	$92

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$1,407	$4	$1,411

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for services and acquisitions	$2,411,784	$5,321	$2,422,355

The accompanying notes are an integral part of the consolidated financial statements

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 1 -      ORGANIZATION AND BASIS OF PRESENTATION

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

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

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

             Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

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

             Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the years ended December 31, 2003 and 2002 are included in the consolidated statements of operations.

             Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Start-up Costs

In accordance with Statement of Position 98-5, “Accounting for Start-up Costs”, the Company has expensed all of their costs relating to the start-up in the period in which those costs related to.

             (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be ant dilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2003	2002

Net Loss	($2,630,593)	($32,865)

Weighted-average common shares
outstanding (Basic)	8,459,407	907,097

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	8,459,407	907,097

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been ant dilutive.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Reclassifications

Certain amounts for the year ended December 31, 2002 have been reclassified to conform to the presentation of the December 31, 2003 amounts. The reclassifications have no effect on net loss for the year ended December 31, 2002.

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

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

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

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Recent Accounting Pronouncements (Continued)

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

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

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 3-     INVENTORY

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

NOTE 4-     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2003 and 2002:

	2003	2002

Furniture, fixtures and equipment	$9,302	$1,598
Vehicle	20,794	-
	30,096	1,598
Less: accumulated depreciation	(5,805)	(160)

Net book value	$24,291	$1,438

Depreciation expense for the years ended December 31, 2003 and 2002 was $5,645 and $160, respectively.

NOTE 5-     NOTES PAYABLE- RELATED PARTY

The Company has a construction bridge loan and note payable in the amount of $150,000 due to a related party. The note requires a balloon payment of principal and interest at a rate of 12% due on July 23, 2004. The note is collateralized by land and 150,000 shares of the Company’s common stock. At December 31, 2003 this balance remains at $150,000. Interest expense in 2003 was $7,940. The Company paid back $123,000 in February and March 2004, and reclassified the remaining $27,000 to another individual who assumed the note payable.

NOTE 6-     NOTES PAYABLE- VEHICLE

The Company has an automobile note payable which is secured by the vehicle, and guaranteed by the President of the Company. The loan is payable at $397 per month inclusive of interest at 14.65%, and is due June 2007.

The balance due at December 31, 2003 is $12,209.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 6-     NOTES PAYABLE- VEHICLE (CONTINUED)

Maturities of this note are as follows:

December 31, 2004	$3,573
December 31, 2005	3,573
December 31, 2006	3,573
December 31, 2007	1,490

$12,209

NOTE 7-     DUE TO OFFICER

The Company has outstanding at December 31, 2003 and 2002, $5,246 and $29,047 to an officer/stockholder for expenses advanced on behalf of the Company. There are no specific repayment terms.

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

At December 31, 2003 and 2002, deferred tax assets approximated the following:

	2003	2002
Net operating loss carryforwards	$800,612	$11,435
Less: valuation allowance	(800,612)	(11,435)
	$-0-	$-0-

At December 31, 2003 and 2002, the Company had deficits accumulated during the development stage approximating $2,668,708 and $38,115, respectively, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the year ended December 31, 2003, the Company sold 1,339,686 shares of common stock valued at $.10 per share, issued 47,918,288 and 32,474,523 shares of common stock for services rendered at $.03 per share, and issued subscriptions for 5,750,000 shares of common stock valued at $.03 per share. In addition, the Company canceled and retired 5,732,000 shares of common stock. On April 17, 2003, the Company reverse stock split its common shares outstanding on a 1 for 200 basis. On September 29, 2003, the Company issued 2,000,000 shares of common stock as a result of the acquisition of Cork.

There are no options or warrants outstanding as of December 31, 2003 and 2002, and no options or warrants have been granted to date.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 10-     GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses since inception, and is currently in the development stage. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises doubt about the Company’s ability to continue as a going concern.

Management also states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ARTICLES OF INCORPORATION

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

ARTICLE VI
Share Certificates

       Section 1. Issuance, Form and Execution of Certificates. No shares of the corporation shall be issued unless authorized by the board. Such authorization shall include the maximum number of shares to be issued, the consideration to be received for each share, the value of noncash consideration, and a statement that the board has determined that such consideration is adequate. Certificates for shares of the corporation shall be in such form as is consistent with the provisions of the General Corporation Law of the State of Florida and shall state:

       (a) The name of the corporation and that the corporation is SiteWorks Inc., organized under the laws of this state; Florida

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

       7.1 Right to Indemnification. EACH INDIVIDUAL (including an individual’s personal representative) who was or is made a party or is threatened to be made a party to, or is otherwise involved (including, without limitation, as a witness) in, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, investigative or by or in the right of the corporation, or otherwise (a "Proceeding") because the individual or another individual of whom the individual is a personal representative:

       (a) is or was a director or officer of the corporation or any predecessor entity, or

       (b) being or having been such a director or officer, is or was serving at the request of the corporation or any predecessor entity as a director, officer, partner, trustee, employee, agent, or in any other relationship or capacity whatsoever, of any other foreign or domestic corporation, partnership, joint venture, employee benefit plan or trust or other trust, enterprise or other private or governmental entity, agency, board, commission, body or other unit whatsoever ( (a) and (b) collectively, an "Indemnitee") SHALL BE INDEMNIFIED AND HELD HARMLESS by the corporation to the fullest extent not prohibited by the General Corporation Law of the State of Florida as the same exists or may hereafter be amended (but, in the case or any amendment, only to the extent that the amendment does not prohibit the corporation from providing broader indemnification rights than prior to the amendment) IF the Indemnitee acted in good faith and reasonably believed the Indemnitee’s conduct was in the corporation’s best interests (in the case of conduct in the Indemnitee’s official capacity with the corporation) and (in all other cases) was at least not opposed to the corporation’s best interests and is fairly and reasonably entitled to indemnification in view of all the relevant circumstances ("Corporation’s Standards for Indemnification"), WITHOUT REGARD TO the limitations as per the applicable statue of the General Corporation Law of the State of Florida, AND WHETHER OR NOT the Indemnitee met the standard of conduct set forth in Florida Law or any other standard of conduct set forth in as per the General Corporation Law of the State of Florida, AGAINST ALL DIRECT AND INDIRECT EXPENSES, LIABILITIES AND LOSSES (including but not limited to attorney fees, judgments, settlements, penalties, fines, ERISA and employee benefit plan and other excise taxes and other taxes and penalties, environmental and remediation expenses, settlements, penalties and fines, and other adverse effects) that are actually incurred or suffered by the Indemnitee in connection with the Proceeding (whether or not the basis of the Proceeding is alleged conduct, action or inaction in an official capacity as a director, officer, partner, trustee, employee, agent, or in any other relationship or capacity whatsoever).

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
     Carl M Nurse, Director

Number -----     Shares -------------

       (Logo)

       Incorporated under the laws of the State of Florida
     August 8, 2001

       COMMON

SITEWORKS, INC.

Total authorized issue 100,000,000 common shares (par value $ ..001)

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

(SEAL)

/s/ Carl M Nurse
President

INDEMNITY AGREEMENT

THIS INDEMNITY AGREEMENT ("Agreement") is entered into on the 9th day of August 2001 between SITEWORKS, INC., a Florida corporation (the "Company"), and Carl M Nurse_(Indemnitee").

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

SITEWORKS, INC.,
a Florida corporation

Carl M Nurse,
President
"INDEMNITEE"

CERTIFICATION OF OFFICER

I, Carl M Nurse, certify that:

1.     I have reviewed this annual report on Form 10-KSB/A Siteworks Inc.;

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

Date: January 12, 2005	/s/ C. Michael Nurse
Chief Executive Officer
Chief Financial Officer

In connection with the Annual Report of SiteWorks Inc.(the "Company") on Form 10-KSB for the year ended December 31, 2002, and December 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C M Nurse Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date January 12, 2005	/s/C. Michael Nurse
Chief Executive Officer
Chief Financial Officer