Form 10QSB
period 2004-03-31
SITEWORKS INC /FL
filed 2005-01-13
CIK 1106643

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes X No

As of March 31, 2004, the Registrant had a total of 66,401,955 shares of common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
PAGE
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEET AS OF MARCH 31, 2004	5

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2004 AND 2003 (WITH CUMULATIVE TOTALS SINCE INCEPTION)	6

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2004 AND 2003 (WITH CUMULATIVE TOTALS SINCE INCEPTION)	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	20

ITEM 3. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Balance Sheet as of March 31, 2004	5

Statements of Operations for the Three Months Ended
March 31, 2004 and 2003 with Cumulative Totals Since Inception	6

Statements of Cash Flows for the Nine Months Ended
March 31, 2004 and 2003 with Cumulative Totals Since Inception	7

Notes to Financial Statements	8

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2004

ASSETS

Cash and cash equivalents	$6,078
Inventory	105,000
Property and equipment, net	28,413
Deposits	1,200

TOTAL ASSETS	$140,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	$12,364
Note payable	27,000
Current portion of note payable - vehicle	2,394

Total Current Liabilities	41,758

Note payable - vehicle, net of current portion	9,323

Total Liabilities	51,081

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized
and 0 shares issued and outstanding	-
Common stock, $.001 par value, 200,000,000 shares authorized;
117,293,939 shares issued and outstanding	117,294
Subscription receivable	(295,000)
Additional paid-in capital	3,461,771
Deficit accumulated during the development stage	(3,194,455)

Total Stockholders’ Equity	89,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,691

The accompanying notes are an integral part of the condensed consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			August 8, 2001
	THREE MONTHS ENDED		(Inception)
	MARCH 31,		to
	2004	2003	March 31, 2004

SALES	$-	$-	$13,355

COST OF SALES	-	-	(9,846)

GROSS PROFIT	-	-	3,509

OPERATING EXPENSES
Officers’ compensation	90,000	6,750	546,750
General and administration	194,018	1,440,871	2,329,083
Depreciation and amortization	1,376	1,059	7,181

Total Operating Expenses	285,394	1,448,680	2,883,014

LOSS BEFORE OTHER INCOME (EXPENSE)	(285,394)	(1,448,680)	(2,879,505)

OTHER INCOME (EXPENSE)
Impairment of goodwill	(240,000)	-	(300,000)
Interest expense	(353)	-	(9,700)
Total Other Income (Expense)	(240,353)	-	(309,700)

NET LOSS APPLICABLE TO COMMON SHARES	$(525,747)	$(1,448,680)	$(3,189,205)

NET LOSS PER BASIC AND DILUTED SHARES	$(1.36)	$(10.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	385,970	144,434

The accompanying notes are an integral part of the condensed consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			August 8, 2001
			(Inception)
			to
	2004	2003	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(525,747)	$(1,448,680)	$(3,189,205)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	1,376	1,059	7,181
Impairment of goodwill	240,000	-	300,000
Stock issued for services	158,000	1,437,549	2,575,105

Changes in assets and liabilities
(Increase) decrease in accounts receivable	2,700		-
(Increase) in inventory	-	-	(105,000)
(Increase) in deposits	-	-	(1,200)
Increase in accounts payable and other liabilities	(6,787)	-	12,364
Total adjustments	395,289	1,438,608	2,788,450

Net cash (used in) operating activities	(130,458)	(10,072)	(400,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,498)	-	(35,594)

Net cash (used in) investing activities	(5,498)	-	(35,594)

CASH FLOWS FROM FINANCING ACTIVITES
Payments from note payable - related party	(123,000)	-	27,000
Proceeds from note payable - vehicle	-	-	14,294
Payments on notes payable - vehicle	(492)	-	(2,577)
Increase (decrease) in amounts due officer/stockholder	(5,246)	10,025	-
Proceeds from the sale of common stock	270,680	-	403,710

Net cash provided by financing activities	141,942	10,025	442,427

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	5,986	(47)	6,078

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	92	65	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,078	$18	$6,078

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$353	$-	$1,764

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for services and acquisitions	$398,000	$1,437,549	$2,820,355

The accompanying notes are an integral part of the condensed consolidated financial statements

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003

NOTE 1 -      ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2004 AND 2003

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

On September 29, 2003, the Company acquired Cork Acquisition Corp., a Delaware corporation (“Cork”) for 2,000,000 shares of its common stock for all of the common stock of Cork. Prior to the merger, Cork was an inactive company that had no assets or liabilities. An additional 8,000,000 shares were issued in 2004.

For accounting purposes, the transaction was been accounted for as a purchase. Accordingly, the Company will be treated as the continuing entity for accounting purposes. The $60,000 recognized as goodwill in the Cork transaction has been impaired by Management in 2003, and $240,000 was recognized as impairment of goodwill in 2004.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

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
MARCH 31, 2004 AND 2003

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

       Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the three months ended March 31, 2004 and 2003, are included in the condensed consolidated statements of operations.

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
MARCH 31, 2004 AND 2003

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2004	2003

Net Loss	($525,747)	($1,448,680)

Weighted-average common shares
outstanding (Basic)	77,193,939	28,886,856

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	77,193,939	28,886,856

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Reclassifications

Certain amounts for the three months ended March 31, 2003 have been reclassified to conform to the presentation of the March 31, 2004 amounts. The reclassifications have no effect on net loss for the three months ended March 31, 2003.

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
MARCH 31, 2004 AND 2003

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
MARCH 31, 2004 AND 2003

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
MARCH 31, 2004 AND 2003

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

NOTE 4-     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2004:

Furniture, fixtures and equipment	$14,800
Vehicle	20,794
35,594
Less: accumulated depreciation	(7,181)

Net book value	$28,413

Depreciation expense for the three months ended March 31, 2004 and 2003 was $1,376 and $1,059, respectively.

NOTE 5-     NOTES PAYABLE

The Company has a construction bridge loan and note payable in the amount of $150,000 due to a related party. The note requires a balloon payment of principal and interest at a rate of 12% due on July 23, 2004. The note is collateralized by land and 150,000 shares of the Company’s common stock. Interest expense for the three months ended March 31, 2004 was $7,940. The Company paid back $123,000 in February and March 2004, and reclassified the remaining $27,000 to another individual who assumed the note payable. The balance outstanding under the note at March 31, 2004 was $27,000.

NOTE 6-     NOTES PAYABLE- VEHICLE

The Company has an automobile note payable which is secured by the vehicle, and guaranteed by the President of the Company. The loan is payable at $397 per month inclusive of interest at 14.65%, and is due June 2007.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 6-     NOTES PAYABLE- VEHICLE (CONTINUED)

The balance due at March 31, 2004 is $11,717.

Maturities of this note are as follows:

March 31, 2005	$2,394
March 31, 2006	3,573
March 31, 2007	3,573
March 31, 2008	2,177

$11,717

NOTE 7-     DUE TO OFFICER

The Company has outstanding at March 31, 2004 no amounts to an officer/stockholder for expenses advanced on behalf of the Company. All amounts were paid back during the three months ended March 31, 2004.

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

At March 31, 2004, deferred tax assets approximated the following:

Net operating loss carryforwards	$958,337
Less: valuation allowance	(958,337)
$-0-

At March 31, 2004, the Company had deficits accumulated during the development stage approximating $3,194,455 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 9-     STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2004 the Company issued 8,000,000 shares as part of the Cork Acquisition; 11,750,000 shares for cash; 23,500,000 shares for subscriptions of stock; 36,000,000 shares for compensation to the officer; and 950,000 shares for services rendered.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

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

NOTE 11-     SUBSEQUENT EVENTS

The Company pursuant to an approved board resolution on April 4, 2004 increased the common shares authorized to 900,000,000 and the preferred shares to 50,000,000.

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

Dated: January 13, 2005