Form 10QSB
period 2004-06-30
SITEWORKS INC /FL
filed 2005-01-13
CIK 1106643

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes X No

As of June 30, 2004, the Registrant had a total of 251,159,621 shares of common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
PAGE
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEET AS OF JUNE 30, 2004	5

STATEMENTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED
JUNE 30, 2004 AND 2003 (WITH CUMULATIVE TOTALS SINCE INCEPTION)	6

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2004 AND 2003 (WITH CUMULATIVE TOTALS SINCE INCEPTION)	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	20

ITEM 3. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Balance Sheet as of June 30, 2004	5

Statements of Operations for the Six Months and Three Months Ended
June 30, 2004 and 2003 with Cumulative Totals Since Inception	6

Statements of Cash Flows for the Six Months Ended
June 30, 2004 and 2003 with Cumulative Totals Since Inception	7

Notes to Financial Statements	8

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004

ASSETS

Cash and cash equivalents	$2,796
Inventory	105,000
Property and equipment, net	26,988
Deposits	1,200

TOTAL ASSETS	$135,984

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

Accounts payable and accrued expenses	$21,443
Mortgage payable	64,763
Note payable	27,000
Current portion of note payable - vehicle	3,573

Total Current Liabilities	116,779

Note payable - vehicle, net of current portion	7,485

Total Liabilities	124,264

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized
and 0 shares issued and outstanding	-
Series A Preferred stock, $.001 par value, 20,000,000 shares authorized
and 0 shares issued and outstanding	-
Common stock, $.001 par value, 10,000,000,000 shares authorized;
495,393,939 shares issued and outstanding	495,394
Subscription receivable	(889,100)
Additional paid-in capital	4,032,076
Deficit accumulated during the development stage	(3,626,650)

Total Stockholders’ Equity (Deficit)	11,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$135,984

The accompanying notes are an integral part of the condensed consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

					August 8, 2001
	SIX MONTHS ENDED		THREE MONTHS ENDED		(Inception)
	JUNE 30,		JUNE 30,		to
	2004	2003	2004	2003	June 30, 2004

SALES	$-	$4,099	$-	$4,099	$13,355

COST OF SALES	-	(745)	-	(745)	(9,846)

GROSS PROFIT	-	3,354	-	3,354	3,509

OPERATING EXPENSES
Officers’ compensation	315,000	6,750	225,000	-	771,750
General and administration	398,880	1,593,278	204,862	152,407	2,533,945
Depreciation and amortization	2,801	2,118	1,425	1,059	8,606

Total Operating Expenses	716,681	1,602,146	431,287	153,466	3,314,301

LOSS BEFORE OTHER INCOME (EXPENSE)	(716,681)	(1,598,792)	(431,287)	(150,112)	(3,310,792)

OTHER INCOME (EXPENSE)
Impairment of goodwill	(240,000)	-	-	-	(300,000)
Interest expense	(1,261)	(2,053)	(908)	(2,550)	(10,608)
Total Other Income (Expense)	(241,261)	(2,053)	(908)	(2,550)	(310,608)

NET LOSS APPLICABLE TO COMMON SHARES	$(957,942)	$(1,600,845)	$(432,195)	$(152,662)	$(3,621,400)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.54)	$(0.00)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	266,243,939	2,972,376	306,343,939	3,151,307

The accompanying notes are an integral part of the condensed consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			August 8, 2001
			(Inception)
			to
	2004	2003	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(957,942)	$(1,600,845)	$(3,621,400)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	2,801	2,118	8,606
Impairment of goodwill	240,000	-	300,000
Stock issued for services	482,350	1,522,625	2,899,455

Changes in assets and liabilities
(Increase) in accounts receivable	2,700	-	-
(Increase) in inventory	-	-	(105,000)
(Increase) in deposits	-	-	(1,200)
Increase (decrease) in accounts payable and other liabilities	2,292	-	21,443
Total adjustments	730,143	1,524,743	3,123,304

Net cash (used in) operating activities	(227,799)	(76,102)	(498,096)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,498)	(20,794)	(35,594)

Net cash (used in) investing activities	(5,498)	(20,794)	(35,594)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from note payable - related party	(123,000)	-	27,000
Proceeds from note payable - vehicle	-	14,294	14,294
Proceeds from mortgage payable	65,000	-	65,000
Payments on mortgage payable	(237)	-	(237)
Payments on notes payable - vehicle	(1,151)	-	(3,236)
Increase (decrease) in amounts due officer/stockholder	(5,246)	18,852	-
Proceeds from the sale of common stock	300,635	65,000	433,665

Net cash provided by financing activities	236,001	98,146	536,486

NET INCREASE IN
CASH AND CASH EQUIVALENTS	2,704	1,250	2,796

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	92	65	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,796	$1,315	$2,796

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for interest	$1,261	$2,053	$2,672

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for services and acquisitions	$722,350	$1,522,625	$3,144,705

The accompanying notes are an integral part of the condensed consolidated financial statements

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

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
JUNE 30, 2004 AND 2003

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
JUNE 30, 2004 AND 2003

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
JUNE 30, 2004 AND 2003

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

       Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the six months ended June 30, 2004 and 2003, are included in the condensed consolidated statements of operations.

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
JUNE 30, 2004 AND 2003

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2004	2003

Net Loss	($957,942)	($1,600,845)

Weighted-average common shares
outstanding (Basic)	266,243,939	2,972,376

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	266,243,939	2,972,376

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Reclassifications

Certain amounts for the six months ended June 30, 2003 have been reclassified to conform to the presentation of the June 30, 2004 amounts. The reclassifications have no effect on net loss for the six months ended June 30, 2003.

       Recent Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed, and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective 2002. The Company impaired the $300,000 in the Cork acquisition during 2003 and 2004.

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
JUNE 30, 2004 AND 2003

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
JUNE 30, 2004 AND 2003

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
JUNE 30, 2004 AND 2003

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

NOTE 4-     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2004:

Furniture, fixtures and equipment	$14,800
Vehicle	20,794
35,594
Less: accumulated depreciation	(8,606)

Net book value	$26,988

Depreciation expense for the six months ended June 30, 2004 and 2003 was $2,801 and $2,118, respectively.

NOTE 5-     NOTES PAYABLE- RELATED PARTY

The Company has a construction bridge loan and note payable in the amount of $150,000 due to a related party. The note requires a balloon payment of principal and interest at a rate of 12% due on July 23, 2004. The note is collateralized by land and 150,000 shares of the Company’s common stock. Interest expense for the six months ended June 30, 2004 was $7,940. The Company paid back $123,000 in February and March 2004, and reclassified the remaining $27,000 to another individual who assumed the note payable. The balance outstanding under the note at June 30, 2004 was $27,000.

NOTE 6-     NOTES PAYABLE- VEHICLE

The Company has an automobile note payable which is secured by the vehicle, and guaranteed by the President of the Company. The loan is payable at $397 per month inclusive of interest at 14.65%, and is due June 2007.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

NOTE 6-     NOTES PAYABLE- VEHICLE (CONTINUED)

The balance due at June 30, 2004 is $11,058.

Maturities of this note are as follows:

June 30, 2005	$3,573
June 30, 2006	3,573
June 30, 2007	3,912

$11,058

NOTE 7-     DUE TO OFFICER

The Company has outstanding at June 30, 2004 no amounts to an officer/stockholder for expenses advanced on behalf of the Company. All amounts were paid back during the six months ended June 30, 2004.

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

At June 30, 2004, deferred tax assets approximated the following:

Net operating loss carryforwards	$1,087,995
Less: valuation allowance	(1,087,995)
$-0-

At June 30, 2004, the Company had deficits accumulated during the development stage approximating $3,626,650 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

NOTE 9-     STOCKHOLDERS’ (DEFICIT)

The Company has two classes of stock; a preferred class with a par value of $.01 and 1,000,000 shares authorized, and a common class with a par value of $.001 and 100,000,000 shares authorized.

The Company has not issued any shares of preferred stock.

The Company pursuant to approved board resolutions increased the authorized shares on March 22, 2004 to 200,000,000 common shares and 20,000,000 preferred shares, then again on April 4, 2004 increased the common shares authorized to 10,000,000,000 and the preferred shares to 50,000,000.

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

During the six months ended June 30, 2004 the Company issued 8,000,000 shares as part of the Cork Acquisition; 18,380,000 shares for cash; 314,500,000 shares for subscriptions of stock; 75,000,000 shares for compensation to the officer; and 42,420,000 shares for services rendered.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

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