Form 10QSB
period 2004-09-30
SITEWORKS INC /FL
filed 2005-01-13
CIK 1106643

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes X No

As of September 30, 2004, the Registrant had a total of 3,361,423 shares of common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
PAGE
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEET AS OF SEPTEMBER 30, 2004	5

STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003 (WITH CUMULATIVE TOTALS SINCE INCEPTION)	6

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003 (WITH CUMULATIVE TOTALS SINCE INCEPTION)	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	20

ITEM 3. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Balance Sheet as of September 30, 2004	5

Statements of Operations for the Nine Months and Three Months Ended
September 30, 2004 and 2003 with Cumulative Totals Since Inception	6

Statements of Cash Flows for the Nine Months Ended
September 30, 2004 and 2003 with Cumulative Totals Since Inception	7

Notes to Financial Statements	8

 SITEWORKS, INC. AND SUBSIDIARYb(A DEVELOPMENT STAGE COMPANY)bCONDENSED CONSOLIDATED BALANCE SHEETbSEPTEMBER 30, 2004

ASSETS

Cash and cash equivalents	$1,507
Property and equipment, net	25,588
Deposits	1,200

TOTAL ASSETS	$28,295

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

Accounts payable and accrued expenses	$20,998
Note payable - related party	27,000
Current portion of note payable - vehicle	3,573

Total Current Liabilities	51,571

Note payable - vehicle, net of current portion	7,321

Total Liabilities	58,892

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized
and 0 shares issued and outstanding	-
Series A Preferred stock, $.001 par value, 20,000,000 shares authorized
and 0 shares issued and outstanding	-
Common stock, $.001 par value, 10,000,000,000 shares authorized;
3,361,342 shares issued and outstanding	3,361
Subscription receivable	(1,094,100)
Additional paid-in capital	5,206,309
Deficit accumulated during the development stage	(4,146,167)

Total Stockholders’ Equity (Deficit)	(30,597)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$28,295

The accompanying notes are an integral part of the condensed consolidated financial statements.

SITEWORKS,INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

					August 8, 2001
	NINE MONTHS ENDED		THREE MONTHS ENDED		(Inception)
	SEPTEMBER 30,		SEPTEMBER 30,		to
	2004	2003	2004	2003	September 30, 2004

SALES	$-	$7,955	$-	$3,856	$13,355

COST OF SALES	-	(2,474)	-	(1,729)	(9,846)

GROSS PROFIT	-	5,481	-	2,127	3,509

OPERATING EXPENSES
Officers’ compensation	719,131	306,750	404,131	300,000	1,175,881
General and administration	511,276	1,730,214	112,396	662,407	2,646,341
Depreciation and amortization	4,201	3,177	1,400	1,059	10,006

Total Operating Expenses	1,234,608	2,040,141	517,927	963,466	3,832,228

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,234,608)	(2,034,660)	(517,927)	(961,339)	(3,828,719)

OTHER INCOME (EXPENSE)
Impairment of goodwill	(240,000)	(60,000)	-	(60,000)	(300,000)
Interest expense	(2,851)	(4,847)	(1,590)	(4,847)	(12,198)
Total Other Income (Expense)	(242,851)	(64,847)	(1,590)	(64,847)	(312,198)

NET LOSS APPLICABLE TO COMMON SHARES	$(1,477,459)	$(2,099,507)	$(519,517)	$(1,026,186)	$(4,140,917)

NET LOSS PER BASIC AND DILUTED SHARES	$(1.21)	$(0.25)	$(0.29)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,222,562	8,459,407	1,804,520	8,459,407

The accompanying notes are an integral part of the condensed consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			August 8, 2001
			(Inception)
			to
	2004	2003	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,477,459)	$(2,099,507)	$(4,140,917)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	4,201	3,177	10,006
Impairment of goodwill	240,000	60,000	300,000
Stock issued for services	932,450	1,868,104	3,349,555

Changes in assets and liabilities
(Increase) decrease in accounts receivable	2,700	-	-
(Increase) decrease in inventory	105,000	(105,000)	-
(Increase) in deposits	-	(1,200)	(1,200)
Increase in accounts payable and other liabilities	1,847	14,211	20,998
Total adjustments	1,286,198	1,839,292	3,679,359

Net cash (used in) operating activities	(191,261)	(260,215)	(461,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,498)	(26,309)	(35,594)

Net cash (used in) investing activities	(5,498)	(26,309)	(35,594)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from note payable - related party	-	150,000	150,000
Proceeds from note payable - vehicle	-	14,294	14,294
Payments on note payable - related party	(123,000)	-	(123,000)
Payments on notes payable - vehicle	(1,315)	(895)	(3,400)
Increase (decrease) in amounts due officer/stockholder	(5,246)	(9,047)	-
Proceeds from the sale of common stock	327,735	133,030	460,765

Net cash provided by financing activities	198,174	287,382	498,659

NET INCREASE IN
CASH AND CASH EQUIVALENTS	1,415	858	1,507

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	92	65	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,507	$923	$1,507

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for interest	$2,851	$-	$4,262

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for services and acquisitions	$1,172,450	$1,868,104	$3,594,805

The accompanying notes are an integral part of the condensed consolidated financial statements

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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
SEPTEMBER 30, 2004 AND 2003

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
SEPTEMBER 30, 2004 AND 2003

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
SEPTEMBER 30, 2004 AND 2003

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

       Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the nine months ended September 30, 2004 and 2003, are included in the condensed consolidated statements of operations.

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
SEPTEMBER 30, 2004 AND 2003

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2004	2003

Net Loss	($1,477,459)	($2,099,507)

Weighted-average common shares
outstanding (Basic)	1,222,562	8,459,407

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	1,222,562	8,459,407

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Reclassifications

Certain amounts for the nine months ended September 30, 2003 have been reclassified to conform to the presentation of the September 30, 2004 amounts. The reclassifications have no effect on net loss for the nine months ended September 30, 2003.

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
SEPTEMBER 30, 2004 AND 2003

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
SEPTEMBER 30, 2004 AND 2003

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
SEPTEMBER 30, 2004 AND 2003

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

NOTE 4-     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2004:

Furniture, fixtures and equipment	$14,800
Vehicle	20,794
35,594
Less: accumulated depreciation	(10,006)

Net book value	$25,588

Depreciation expense for the nine months ended September 30, 2004 and 2003 was $4,201 and $3,177, respectively.

NOTE 5-     NOTES PAYABLE- RELATED PARTY

The Company has a construction bridge loan and note payable in the amount of $150,000 due to a related party. The note requires a balloon payment of principal and interest at a rate of 12% due on July 23, 2004. The note is collateralized by land and 150,000 shares of the Company’s common stock. Interest expense for the three months ended March 31, 2004 was $7,940. The Company paid back $123,000 in February and March 2004, and reclassified the remaining $27,000 to another individual who assumed the note payable. The balance outstanding under the note at September 30, 2004 was $27,000.

NOTE 6-     NOTES PAYABLE- VEHICLE

The Company has an automobile note payable which is secured by the vehicle, and guaranteed by the President of the Company. The loan is payable at $397 per month inclusive of interest at 14.65%, and is due June 2007.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 6-     NOTES PAYABLE- VEHICLE (CONTINUED)

The balance due at September 30, 2004 is $10,894.

Maturities of this note are as follows:

September 30, 2005	$3,573
September 30, 2006	3,573
September 30, 2007	3,748

$10,894

NOTE 7-     DUE TO OFFICER

The Company has outstanding at September 30, 2004 $20,000 to an officer/stockholder for expenses advanced on behalf of the Company. All amounts were paid back during the nine months ended September 30, 2004.

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

At September 30, 2004, deferred tax assets approximated the following:

Net operating loss carryforwards	$1,243,850
Less: valuation allowance	(1,243,850)
$-0-

At September 30, 2004, the Company had deficits accumulated during the development stage approximating $4,146,167 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 9-     STOCKHOLDERS’ (DEFICIT)

The Company has two classes of stock; a preferred class with a par value of $.01 and 1,000,000 shares authorized, and a common class with a par value of $.001 and 100,000,000 shares authorized.

The Company has not issued any shares of preferred stock.

The Company pursuant to approved board resolutions increased the authorized shares on March 22, 2004 to 200,000,000 common shares and 20,000,000 preferred shares, then again on April 4, 2004 increased the common shares authorized to 10,000,000,000 and the preferred shares to 50,000,000. On November 30, 2004, the Company reduced the authorized shares back to 100,000,000 common shares and 20,000,000 preferred shares.

On April 9, 2004, the Company authorized the issuance of a new Series A Preferred Stock. They have authorized the issuance of 20,000,000 shares, and issued 19,813,967 of these shares to the Company’s president. These shares convert into common shares at a 300 to 1 ratio, and were converted in August 2004.

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

During the nine months ended September 30, 2004 the Company issued 8,000,000 shares as part of the Cork Acquisition; 36,380,000 shares for cash; 519,500,000 shares for subscriptions of stock; 75,000,000 shares for compensation to the officer; and 102,520,000 shares for services rendered.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

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

NOTE 11-     SUBSEQUENT EVENTS

On November 30, 2004, the Company reduced the authorized shares back to 100,000,000 common shares and 20,000,000 preferred shares.

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