Form 10KSB
period 2004-12-31
SITEWORKS INC /FL
filed 2005-03-30
CIK 1106643

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant’s revenues for fiscal year, December 31, 2004 were $220,000.00.

As of Dec 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $333,000.00 and the number of shares outstanding of the registrant’s only class of common stock, $.001 par value per share, was 4,156,422.

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

Management will pursue a strategy of:

  Locating developed projects for sale at reasonable prices for construction and sale
  Acquiring apartment buildings units to add to the companies asset base
  Acquiring operating construction companies to achieve a degree of vertical integration
  Securing long-term contractual relationships via partnering, with major institutions and governmental agencies on all levels
  Building market share in each market entered by making strategic acquisitions of companies successful in specific niche markets
  Becoming an efficient producer of high quality construction services

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

In selecting a suitable business opportunity, management of the Company intends to focus on the potential for future profits and strength of current operating management of the business opportunity. Management believes that the greatest potential lies in real estate development in the sunbelt states and the west coast. Management has identified some opportunities and subject to the company’s ability to finance the projects, management intends to pursue real estate acquisition opportunities aggressively in the coming year. Nevertheless, this shall not preclude any other category of business or industry to be investigated and evaluated by the Company as opportunities arise.

The Company will conduct its own investigation to identify a project or business it can acquire. After selecting a potential acquisition candidate, management may prepare a business plan using its general experience and business acumen, or hire consultants to prepare analyses of the business’ capital, production, marketing, labor and other related requirements. To date, March 21, 2005 management has conducted some investigations of potential projects and has met with representatives of property owners and a business. There can be no assurance that management of the Company will ever be able to locate a suitable business opportunity interested in reorganizing with the Company or that management has the requisite experience to recognize and understand a business operation that would benefit the Company. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that such business will be successful.

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

As of Dec 31, 2004, the date of this report, the Company had no agreements, understandings or arrangements concerning its acquisition or potential acquisition of a specific business opportunity. In February of 2005 the company entered a purchase agreement to acquire Craco Excavating Company. (see below paragraph entitled “acquisitions”) If the Company enters into any other agreements, understandings or arrangements , it will file an appropriate amendment to this Statement for purposes of disclosing terms of the transaction. The Company will become subject to the periodic reporting requirements of Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). These requirements will oblige the Company to file with the Commission specified information regarding companies with which the Company may merge or reorganize, including audited financial statements for any acquired companies covering one or two years depending on the relative size of the acquisition. The financial statement requirements imposed by the Exchange Act will necessarily limit the Company’s pool of candidates with which it may merge or reorganize to those entities with the proper audited financial statements.

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

To deliver the construction projects in house management will subcontract the projects in their entirety.

ACQUISITIONS

As of the date of this Annual Report, the Company had no agreements, understandings, or arrangements concerning its acquisition or potential acquisition of a specific business opportunity.

However, subsequent to the date of the Annual report ,on February 15, 2005, the Company executed a purchase agreement for Craco Construction Corp. (“Craco”), a Florida corporation. The agreement indicates that for the sum of 800,000, Siteworks will acquire all outstanding and issued stock of Craco . The terms of the purchase are for the payment of 500,00 in cash and 300,000 payable on 60 equal monthly installments at an annual interest rate of eight ( 8%) percent. Craco will remain a subsidiary of SiteWorks Inc. Prior to the acquisition, Craco was an iactive company with assets of 300,000 and revnues in 2004 of approximately 800,000.00. Its liabilities were approximately 50,000.

During the twelve months ended December 31, 2004 the Company issued 8,000,000 shares as part of the Cork Acquisition; 36,380,000 shares for cash; 519,500,000 shares for subscriptions of stock; 75,000,000 shares for compensation to the officer; and 102,520,000 shares for services rendered.

On August 12, 2004, the Company reverse split its common stock outstanding on a 1 for 2000 basis.

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

1. CORPORATION TYPE. SiteWorks Inc is a licensed general construction firm in the state of Florida. As of Feb 25, 2005 The company is in the process of acquiring Craco, an 18 year old site excavation and utility company in Florida with significant operations and revenues. SiteWorks Inc is also actively pursuing construction contracts, by submitting tenders for competitively bid projects. This and other similar transactions may or may not be consummated by issuing or transferring large blocks of the Company’s equity shares to the principals of the business that is acquired. Any such issuance will involve significant dilution in the equity interest in the Company held by the pre-reorganization shareholders of the Company with the result that the pre-reorganization shareholders of the Company will have a substantially lower aggregate interest in the outstanding shares of the Company after giving effect to the reorganization. See, "Description of Business."

Prospective investors should be aware that privately-held companies often times merge or reorganize with a public company as a means of "going-public" without having to incur the time, expense and disclosure obligations normally associated with the going-public process. In the event the Company merges with a privately-held company subsequent to the close of this offering, investors will not have had the benefit of receiving disclosure of such company’s operations and financial condition prior to making their investment. See, "Description of Business."

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

2. RISK OF PROPOSED NEW BUSINESS; LACK OF ASSETS, REVENUES OR OPERATIONS. The Company was only recently formed and has no significant assets, revenues or operations. The Company was originally capitalized with $1,643.00 in April 2002 and since then management of the Company (who also are the controlling shareholders of the Company) have contributed an additional $34,293.to the capital of the Company. Management expects that the Company’s working capital requirements may be satisfied through additional capital contributions by private placements, Reg S offerings, or from capital contributions from the CEO or others including management as required. The report of the Company’s independent auditors on the Company’s 2004, 2005 financial statements includes a qualification regarding the Company’s ability to continue as a going concern. In its report, the Company’s independent auditors state that the Company needs an additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations, and that such factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

6. PREFERRED STOCK. As of December 31, 2004, The Company is authorized to issue 20,000,000 shares of $1.00 par value preferred stock Series A voting and 20,000,000 series B par value $1.00, non voting ("Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series, and the Board of Directors, without action by the holders of the Common Stock, may fix or alter the voting rights, redemption provisions, (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights and any other rights preferences, privileges and restrictions of any wholly unissued series of Preferred Stock. The Board of Directors, without stockholder approval, can issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. No shares of Preferred Stock presently are outstanding, and the Company has no present plans to issue any such shares. The issuance of shares of Preferred Stock could adversely affect the voting power of holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action.

7. COMPETITION. Numerous large, well-financed firms with large cash reserves are engaged in the acquisition of companies and businesses. The Company expects competition to be intense for available target businesses.

8. FACILITIES. The Company’s office is located at 2534 N Miami Ave, Miami Florida 33127. See, "Property."

9. POTENTIAL SALES PURSUANT TO RULE 144. As of December 31, 2004, approximated 3,043,000 shares of Common Stock currently outstanding are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. In addition, approximately 1,000 shares of Common Stock are eligible for resale under Rule 144. In general, under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three month period, a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period.

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

12. LACK OF SIGNIFICANT OPERATING HISTORY AND START UP LOSSES. The Company was formed on August, 2001. The Company has a limited operating history and has generated losses in its fiscal year 2002 and 2003 and 2004 and expects to generate some losses in fiscal 2005. There is no assurance that the Company’s operations will ever be profitable.

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

14. LIMITED AMOUNT OF CAPITAL. The Company began operations in September of 2002 and has generated approximately 225,000 income from operations to date. However, there can be no assurances that the Company’s current operations can be financed without additional capital for even 12 months.

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

19. COMPETITION. At present there are other companies searching for opportunities in acquisitions, real estate development projects and single family and multifamily housing. There is no assurance the Company will be able to compete with these other companies.

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

On Feb 15, 2005 SiteWorks executed a purchase agreement for all the issued and outstanding shares of Craco Contracting Corp, a Florida site and excavating company. The purchase price is $800,000, payable as follows: 500,000 in cash and 300,000 in a note payable over 60 months at 8% interest per annum.

The Company requires cash for acquisitions of income real estate and operating construction companies.

A lack of sufficient working capital may prevent the Company from realizing its objectives. Until the Company receives additional funding, it will be unable to grow at its projected rate.

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

NAME AND ADDRESS	NUMBER OF SHARES	PERCENTAGE OWNED

Carl Nurse (1)	3,043,476	56.00%

All officers and directors
as a group(2)	3,043,476	56.00

--------------------

(1) Restricted Founder l shares issued to Mr. Nurse in lieu of cash compensation

ITEM5. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Set forth below are the directors and officers of the Company.

NAME	AGE	POSITION

C M Nurse	50	Chairman of the Board, Chief Executive
		Officer and Chief Financial Officer
Beverly Callender	49	Secretary and Director

Mr. Nurse founded the Company in August 2001 and has served as Chairman of the Board, Chief Executive Officer and Chief Financial Officer since inception. Mr. Nurse has been Chief Executive Officer of Automated Management Resources.

C. Michael Nurse, President (age: 50), has 25 years of varied experience in all phases of construction and construction management including design, development, construction, administration, marketing, and sales accounting. Mr. Nurse has had over fifteen years management experience in the management construction companies at various levels ranging from scheduling of construction activities through operations and strategic management of the companies. A graduate Engineer from Farleigh Dickenson University, Teaneck, New Jersey, Mr. Nurse has had specialized training in a number of relevant areas including: Labor relations, Production Management, Quality Control, Sales and Marketing. Mr. Nurse has held positions of Project Engineer, Scheduling Technician, project manager, Construction manager, Vice president and Chief Executive officer. Companies worked with included Titian Realty & Construction of New York, Pullman Kellogg of Texas, a builder of power plants and Walsh Construction of Connecticut, a division of Hydroelectric Plant builder Guy F Atkinson.

Beverly Callender, Director, is a 49 yrs old, is a banker by profession. She holds an MBA and has over twenty five years banking experience in all departments. She has worked done loan workouts, managed mortgage departments, started the credit card departments at a number of financial institutions in the West Indies.

Each director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in the Bylaws of the Company.

ITEM 6. EXECUTIVE COMPENSATION

CASH COMPENSATION OF EXECUTIVE OFFICERS.
The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2004, 2003 and 2002

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
COMMON
SHARES
						UNDERLYING	ALL
				OTHER	RESTRICTED	OPTIONS	OTHER
				ANNUAL	STOCK	GRANTED	COMPEN-
NAME AND POSITION	YEAR	SALARY	BONUS	COMPENSATION	AWARDS ($)	(# SHARES)	SATION
C Michael Nurse, CEO(1)	2004	$-0-	-0-	-0-	-719,131-	-3,043,476-	-0-
	2003	-0-	-0-	-0-	-456,750-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-

Beverly Callender, Sec’ty(1)	2003	$-0-	-0-	-0-	-0-	-0-	-0-
	2002	$-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-
________________________

(1) The Company has paid its executive officers minimal cash remuneration since inception to date nor does it intend to until such time as the Company acquires an operating business. Shares issued in lieu of cash compensation

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
None.

COMPENSATION OF DIRECTORS. The Company provides no or minimal cash compensation to its directors and does not intend to until such time, if ever, as the Company acquires an operating business.

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

Over the past twelve months ending Dec 31, 2004, the stock (SRKS) has traded in a range from a high of $3.10 to .004 as indicated in the graph below:

Recent bid price:	.30
52 week high:	3.10
52 week low:	.004
Outstanding:	4,156,422
Estimated Float:	1,112.946

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

ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES.

During the nine months ended December 31, 2004 the Company issued 8,000,000 shares as part of the Cork Acquisition; 36,380,000 shares for cash; 519,500,000 shares for subscriptions of stock; 75,000,000 shares for compensation to the officer; and 102,520,000 shares for services rendered.

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

 The Articles of Incorporation and Bylaws of the Corporation provide for the Indemnification of Directors, Officers, Employees, and Agents to the fullest extent permitted by The Laws of the State of Florida. The Business Corporation Act contains provisions entitling directors and officers of the Corporation to Indemnification from judgments, fines, amounts paid in settlement and reasonable expenses, including Attorney’s Fees, as the result of an action or proceeding in which they may be involved by reason of being or having been a Director or Officer of the Corporation, provided said Officers or Directors acted in good faith. In so far as indemnification for liabilities arising under the Act may be permitted to directors, officers or persons controlling the Corporation pursuant to the foregoing provisions, or otherwise, the Corporation has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities, (other than the payment by the Corporation of expenses incurred or paid by a Director, Officer, or Controlling Person of the Corporation, in the successful defense of Any Action, Suit, or Proceeding) is asserted by such Director, Officer, or Controlling Person in connection with the securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a Court, or Agreed Arbitration Venue, of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

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

INDEX TO FINANCIAL STATEMENTS

Index to Consolidated Financial Statements	F-2
Independent Auditors’ Report	F-3
Consent of Bagell, Josephs & Company L.L.C	F-4
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Stockholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Report of Independent Registered Public Accounting Firm	F-3

Consent of Bagell, Josephs & Company L.L.C	F-4

Balance Sheets as of December 31, 2004 and 2003	F-5

Statements of Operations for the Years Ended
December 31, 2004 and 2003 with Cumulative Totals Since Inception	F-6

Statements of Changes in Stockholder’s Equity (Deficit) for the
Periods from August 8, 2001 (Inception) through December 31, 2004	F-7

Statements of Cash Flows for the Years Ended
December 31, 2004 and 2003 with Cumulative Totals Since Inception	F-8

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ of
Siteworks, Inc.
Miami, FL

We have audited the accompanying consolidated balance sheets of Siteworks, Inc. and Subsidiary (the “Company”), a development stage company, as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended with cumulative totals since the Company’s inception. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has recurring operating deficits and cash flow concerns that lead to doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siteworks, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and cumulative totals since the Company’s inception in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

March 10, 2005

BAGELL, JOSEPHS
& COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
P: 856-346-2828
F: 856-346-2882

March 27, 2005

The Board of Directors
SiteWorks, Inc.
2534 N. Miami Ave.
Miami, FL

Ref: Consent to use of financial statements

We consent to the use of our consolidated financial statements dated March 10, 2005 with respect to SiteWorks, Inc. and subsidiary for the years ended December 31, 2004 and 2003, included herein on annual reports and reference to our firm under the heading “Experts” in the company’s prospectus.

/s/ Bagell Josephs & Company LLC
Gibbsboro, New Jersey
March 27, 2005

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

ASSETS
		Restated
	2004	2003

Cash and cash equivalents	$ 5,224	$ 92
Accounts receivable	-	2,700
Inventory	-	105,000
Property and equipment, net	25,440	24,291
Deposits	1,200	1,200

TOTAL ASSETS	$ 31,864	$ 133,283

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

Accounts payable and accrued expenses	$ 13,829	$ 19,151
Payroll payable	7,805	-
Due to officer/stockholder	-	5,246
Note payable - related party	12,000	150,000
Current portion of note payable - vehicle	3,589	3,573

Total Current Liabilities	37,223	177,970

Note payable - vehicle, net of current portion	6,072	8,636

Total Liabilities	43,295	186,606

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Stock Series A , $1.00 par value, 20,000,000 and 0 shares authorized
and 0 shares issued and outstanding	-	-
Convertible Preferred Stock Series B , $1.00 par value, 20,000,000 and 0 shares authorized
And 0 shares issued and outstanding	-	-
Preferred stock, $.01 par value, 0 and 1,000,000 shares authorized
And 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized;
4,156,342 and 18,547 shares issued and outstanding at
December 31, 2004 and 2003, respectively	4,156	19
Subscription receivable	(1,294,100)	(172,500)
Additional paid-in capital	5,405,514	2,787,866
Deficit accumulated during the development stage	(4,127,001)	(2,668,708)

Total Stockholders’ Equity (Deficit)	(11,431)	(53,323)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 31,864	$ 133,283

The accompanying notes are an integral part of the consolidated financial statements

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			August 8, 2001
			(Inception)
			to
	2004	2003	December 31, 2004

SALES	$ 220,000	$ 13,355	$ 233,355

COST OF SALES	(105,900)	(9,846)	(115,746)

GROSS PROFIT	114,100	3,509	117,609

OPERATING EXPENSES
Officers’ compensation	719,131	456,750	1,175,881
General and administration	602,360	2,102,360	2,737,425
Depreciation	5,693	5,645	11,498

Total Operating Expenses	1,327,184	2,564,755	3,924,804

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,213,084)	(2,561,246)	(3,807,195)

OTHER INCOME (EXPENSE)
Impairment of goodwill	(240,000)	(60,000)	(300,000)
Interest expense	(5,209)	(9,347)	(14,556)
Total Other Income (Expense)	(245,209)	(69,347)	(314,556)

NET LOSS APPLICABLE TO COMMON SHARES	$(1,458,293)	$ (2,630,593)	$ (4,121,751)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.74)	$ (14,219.42)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,965,859	185

The accompanying notes are an integral part of the consolidated financial statements

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD AUGUST 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2004

							Restated
							Deficit
							Accumulated
					Stock	Additional	During The
	Preferred Stock		Common Stock		Subscription	Paid-In	Development
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	Total

Balance, August 8, 2001 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

No activity - 2001	-	-	-	-	-	-	-	-

Balance, December 31, 2001	-	-	-	-	-	-	-	-

Shares issued in connection with RTCI transaction	-	-	1	-	-	5,250	(5,250)	-

Shares issued for services	-	-	-	-	-	5,321	-	5,321

Net loss for the year ended December 31, 2002	-	-	-	-	-	-	(32,865)	(32,865)

Balance, December 31, 2002	-	-	1	-	-	10,571	(38,115)	(27,544)

Shares issued for services	-	-	130	-	-	1,437,549	-	1,437,549

Shares issued for cash	-	-	670	1	-	133,029	-	133,030

Shares issued for services	-	-	16,237	16	-	974,219	-	974,235

Shares subscribed	-	-	2,875	3	(172,500)	172,497	-	-

Shares issued in acquisition of Cork	-	-	1,000	1	-	59,999	-	60,000

Shares retired	-	-	(2,366)	(2)	-	2	-	-

Net loss for the year ended December 31, 2003	-	-	-	-	-	-	(2,630,593)	(2,630,593)

Balance, December 31, 2003	-	-	18,547	19	(172,500)	2,787,866	(2,668,708)	(53,323)

Shares issued for services	-	-	51,260	51	-	335,399	-	335,450

Shares issued for cash	-	-	18,190	18	-	155,217	-	155,235

Shares issued for compensation	-	-	32,500	32	-	398,828	-	398,860

Shares issued for compensation	19,813,967	198,140	-	-	-	-	-	198,140

Conversion of preferred shares into common shares	(19,813,967)	(198,140)	2,972,095	2,972	-	195,168	-	-

Shares subscribed	-	-	1,059,750	1,060	(1,121,600)	1,293,040	-	172,500

Shares issued in acquisition of Cork	-	-	4,000	4	-	239,996	-	240,000

Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(1,458,293)	(1,458,293)

Balance, December 31, 2004	-	$ -	4,156,342	$ 4,156	$ (1,294,100)	$ 5,405,514	$ (4,127,001)	$ (11,431)

The accompanying notes are an integral part of the consolidated financial statements

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			August 8, 2001
			(Inception)
			to
	2004	2003	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,458,293)	$ (2,630,593)	$ (4,121,751)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	5,693	5,645	11,498
Impairment of goodwill	240,000	60,000	300,000
Stock issued for services	932,450	2,411,784	3,349,555

Changes in assets and liabilities
(Increase) in accounts receivable	2,700	(2,700)	-
(Increase) in inventory	105,000	(105,000)	-
(Increase) in deposits	-	(1,200)	(1,200)
Increase in accounts payable and other liabilities	2,483	19,151	21,634
Total adjustments	1,288,326	2,387,680	3,681,487

Net cash (used in) operating activities	(169,967)	(242,913)	(440,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,842)	(28,498)	(36,938)

Net cash (used in) investing activities	(6,842)	(28,498)	(36,938)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from note payable - related party	(138,000)	150,000	12,000
Proceeds from note payable - vehicle	-	14,294	14,294
Payments on notes payable - vehicle	(2,548)	(2,085)	(4,633)
Increase (decrease) in amounts due officer/stockholder	(5,246)	(23,801)	-
Proceeds from the sale of common stock	327,735	133,030	460,765

Net cash provided by financing activities	181,941	271,438	482,426

NET INCREASE IN
CASH AND CASH EQUIVALENTS	5,132	27	5,224

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	92	65	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 5,224	$ 92	$ 5,224

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$ 5,209	$ 1,407	$ 6,616

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for services and acquisitions	$ 932,450	$ 2,411,784	$ 3,349,555

Common shares issued in acquisition of Cork Acquisition	$ 240,000	$ 60,000	$ 300,000

The accompanying notes are an integral part of the consolidated financial statements

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 -      ORGANIZATION AND BASIS OF PRESENTATION

Siteworks, Inc. (the “Company”), was incorporated in the State of Florida on August 8, 2001.

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

For accounting purposes, the transaction was been accounted for as a purchase. Accordingly, the Company will be treated as the continuing entity for accounting purposes. The $60,000 recognized as goodwill in the Cork transaction has been impaired by Management in 2003. The remaining $240,000 has been impaired by Management in 2004.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Development Stage Company

The Company has devoted substantially all of its time to searching for construction and real estate projects to acquire and develop. The Company has no revenues and very limited operations. In accordance with Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”, the Company has presented their financial statements as a development stage company, reflecting the cumulative totals since their inception, despite the one sale that took place in 2004. They currently own no other properties under development..

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

The Company’s policy is to recognize revenue under the accrual method of accounting when the services are rendered rather than when cash is collected for the services provided. Revenue earned in 2003 related to consulting on general contractor services. The 2004 revenue was recognized upon the sale of a plot of land they were developing.

Cost is recorded on the accrual basis as well, when the services are incurred rather than paid for.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

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

             Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the years ended December 31, 2004 and 2003, are included in the consolidated statements of operations.

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
DECEMBER 31, 2004 AND 2003

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2004	2003

Net Loss	($1,458,293)	($2,630,593)

Weighted-average common shares
outstanding (Basic)	1,965,859	185

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	1,965,859	185

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Reclassifications

Certain amounts for the year ended December 31, 2003 have been reclassified to conform to the presentation of the December 31, 2004 amounts. The reclassifications have no effect on net loss for the year ended December 31, 2003.

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
DECEMBER 31, 2004 AND 2003

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
DECEMBER 31, 2004 AND 2003

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
DECEMBER 31, 2004 AND 2003

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

NOTE 4-     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2004 and 2003:

	2004	2003

Furniture, fixtures and equipment	$16,144	$9,302
Vehicle	20,794	20,794
	36,938	30,096
Less: accumulated depreciation	(11,498)	(5,805)

Net book value	$25,440	$24,291

Depreciation expense for the years ended December 31, 2004 and 2003 was $5,693 and $5,645, respectively.

NOTE 5-     NOTES PAYABLE- RELATED PARTY

The Company had a construction bridge loan and note payable in the amount of $150,000 due to a related party. The note required a balloon payment of principal and interest at a rate of 12% due on July 23, 2004. The note was collateralized by land and 150,000 shares of the Company’s common stock. Interest expense in 2004 and 2003 was $5,209 and $1,407, respectively. The Company paid back $123,000 in February and March 2004, and reclassified the remaining $27,000 to another individual who assumed the note payable, which was subsequently paid off. At December 31, 2004 this balance was paid off.

NOTE 6-     NOTES PAYABLE- VEHICLE

The Company has an automobile note payable which is secured by the vehicle, and guaranteed by the President of the Company. The loan is payable at $397 per month inclusive of interest at 14.65%, and is due June 2007.

The balance due at December 31, 2004 is $9,661.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 6-     NOTES PAYABLE- VEHICLE (CONTINUED)

Maturities of this note are as follows:

December 31, 2005	$3,589
December 31, 2006	4,153
December 31, 2007	1,919

$9,661

NOTE 7-     DUE TO OFFICER

The Company had outstanding at December 31, 2004 and 2003, $0 and $5,246 respectively, to an officer/stockholder for expenses advanced on behalf of the Company. There were no specific repayment terms.

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

At December 31, 2004 and 2003, deferred tax assets approximated the following:

	2004	2003
Deferred tax asset	$1,238,100	$800,612
Less: valuation allowance	(1,238,100)	(800,612)
	$-0-	$-0-

At December 31, 2004 and 2003, the Company had deficits accumulated during the development stage approximating $4,127,001 and $2,668,708 respectively, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT)

At December 31, 2004, the Company has three classes of stock; a convertible Series A preferred class with a par value of $1.00 with 20,000,000 shares authorized, a convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and a common class with a par value of $.001 and 100,000,000 shares authorized.

On March 13, 2002, the Company issued 5,250,375 shares of common stock pre-stock splits, 1 share post-stock splits, as a result of the merger with RTCI. Subsequent thereto, the Company issued 177,337 shares of common stock pre-stock splits, fractional share post-stock split for services rendered valued at $5,321 in the year ended December 31, 2002.

During the year ended December 31, 2003, the Company sold 1,339,686 shares of common stock pre-stock split, and 670 shares of common stock post-stock split $133,030, issued 47,918,288 and 32,474,523 shares of common stock for services rendered pre-stock splits and 130 and 16,237 shares of common stock post-stock splits valued at $2,411,784, and issued subscriptions for 5,750,000 shares of common stock pre-stock splits and 2,375 shares of common stock post-stock split valued at $172,500. In addition, the Company canceled and retired 5,732,000 shares of common stock pre-stock splits and 2,366 shares of common stock post-stock splits. On April 17, 2003, the Company reverse stock split its common shares outstanding on a 1 for 200 basis. On September 29, 2003, the Company issued 2,000,000 shares of common stock pre-stock split and 1,000 shares of common stock post-stock split as a result of the acquisition of Cork.

The Company pursuant to approved board resolutions increased the authorized shares on March 22, 2004 to 200,000,000 common shares and 20,000,000 preferred shares, then again on April 4, 2004 increased the common shares authorized to 900,000,000 and the preferred shares to 50,000,000. On November 30, 2004, the board decreased the authorized shares of the common stock back to 100,000,000, and established two series of convertible preferred stock with a par value of $1.00 authorizing 20,000,000 shares each, replacing the original preferred class.

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

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

For the year ended December 31, 2004, the Company issued 8,000,000 shares of common stock pre-stock split and 4,000 shares of common stock post-stock split as part of the Cork Acquisition; 36,380,000 shares of common stock pre-stock split and 18,190 shares of common stock post-stock split for cash; 520,300,000 shares of common stock pre-stock split and 1,059,750 shares of common stock post-stock split for subscriptions of stock; 597,000,000 shares of common stock pre-stock split and 3,004,595 shares of common stock post-stock split (which includes 2,972,095 shares of common stock which converted 19,813,967 shares of preferred stock) for compensation to the officer; and 102,520,000 shares of common stock pre-stock split and 51,260 shares of common stock post-stock split for services rendered.

There are no options or warrants outstanding as of December 31, 2004 and 2003, and no options or warrants have been granted to date.

NOTE 10-     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated their financial statements to take into effect the reverse stock splits that occurred in both 2004 and 2003. The Company has retroactively reflected the reverse stock splits in the consolidated balance sheets, consolidated statement of changes in stockholders’ equity (deficit), the earnings per share calculations, and throughout the consolidated financial statements with respect to share amounts.

NOTE 11-     GOING CONCERN

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

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 12-     SUBSEQUENT EVENTS

In February 2005, the Company entered into a purchase agreement to acquire Craco Excavating, Inc., an 18 year old Florida excavating and site utility construction company. The Company is currently in the due diligence phase, and anticipates closing on this transaction in the second quarter of 2005.

In March 2005, the Company entered into a strategic alliance agreement with Ubuy Development Corporation. Ubuy Development Corporation, a Florida company has been involved in land development and construction for nearly four decades and has produced numerous construction projects and income producing properties in the United States.

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

       THIRD: The nature of the business or objects or purposes proposed may be organized under the under General Corporation Law of the State of Florida:

       To engage in any Lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Florida

       FOURTH: The total authorized capital stock of the corporation is one hundred million (100,000,000) shares of common stock having a par value of $0.001 per share, amounting to 100,000, 20,000,000 shares of preferred stock A, par value 1.00, amounting to 20,000,000.00 and 20,000,000 shares of preferred stock B, amounting to 20,000,000.

       FIFTH: The governing board of this corporation shall be known as directors, and the number of directors may from time to time be increased or decreased in such manner as may be provided in the by-laws of the corporation, provided that the number of directors shall not be reduced less than one unless there is less than one shareholder.

The name and post office address of the first board of directors, which shall be one in number, is as follows:

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

       TENTH: Meetings of the stockholders may be held outside of the State of Florida at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation.

       ELEVENTH: This corporation reserves the right to amend, alter, change or repeal any provision contained in the articles of incorporation, in the manner now or hereafter prescribed, and all rights conferred upon stockholders herein are granted subject to this reservation.

I, THE UNDERSIGNED, being the sole incorporator herein before named for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Florida, do make and file these articles of incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have hereunto set my hand this first day of April, A.D. 2001

______________________________
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

SECTION 1. INDEMNIFICATION

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
Carl M Nurse, Director

Number -----     Shares -------------

(Logo)
Incorporated under the laws of the State of Florida
August 8, 2001

COMMON

SITEWORKS, INC.

Total authorized issue 100,000,000 common shares (par value $ .001)

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
(SEAL)
/s/ Carl M Nurse
President

INDEMNITY AGREEMENT

THIS INDEMNITY AGREEMENT ("Agreement") is entered into on the 9th day of August 2001 between SITEWORKS, INC., a Florida corporation (the "Company"), and Carf M Nurse_(Indemnitee").

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

Date: March 30, 2005	/s/ C. Michael Nurse
Chief Executive Officer
Chief Financial Officer

In connection with the Annual Report of SiteWorks Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003, and December 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C M Nurse Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date March 30, 2005	/s/ C. Michael Nurse
Chief Executive Officer
Chief Financial Officer