Form 10QSB
period 2005-03-31
SITEWORKS INC /FL
filed 2005-05-23
CIK 1106643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

             [X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 2005

             or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

Commission File No. _________

SITEWORKS BUILDING & DEVELOPMENT CO.
(Name of Small Business Issuer in its Charter)

Florida	58-2590047
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number

2534 N. Miami Ave, Miami, FL 33127
-----------------------------------------------------------
(Address of principal executive office)

Issuer's telephone number: (305) 573-9339
--------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

As of March 31, 2005, there were 7,754,755 shares of Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No   X

TABLE OF CONTENTS

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

(a)	Consolidated Balance Sheets	F-2
(b)	Consolidated Statements of Operations	F-3
(c)	Consolidated Statements of Cash Flows	F-4
(d)	Notes to Consolidated Financial Statements	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Controls and Procedures		4

PART II. OTHER INFORMATION		5

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults On Senior Securities

Item 4. Submission of Items to a Vote

Item 5. Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES AND CERTIFICATES		6

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005 AND 2004

Page

Financial Statements:

Condensed Consolidated Balance Sheet as of March 31, 2005 (Unaudited)	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended
March 31, 2005 and 2004 with Cumulative Totals Since Inception (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flow for the Three Months Ended
March 31, 2005 and 2004 with Cumulative Totals Since Inception (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2005

ASSETS
Property and equipment, net	23,713
Deposits	1,200

TOTAL ASSETS	$24,913

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable and accrued expenses	$38,265
Payroll payable	11,994
Note payable - related party	12,000
Due to officer	13,200
Current portion of note payable - vehicle	3,589

Total Current Liabilities	79,048

Note payable - vehicle, net of current portion	6,072

Total Liabilities	85,120

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock Series A , $1.00 par value, 20,000,000 authorized
and 0 shares issued and outstanding	-
Convertible Preferred Stock Series B , $1.00 par value, 20,000,000 authorized
and 0 shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized;
7,754,755 shares issued and outstanding	7,754
Subscription receivable	(1,294,100)
Additional paid-in capital	5,488,584
Deficit accumulated during the development stage	(4,262,445)

Total Stockholders' Equity (Deficit)	(60,207)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			August 8, 2001
	THREE MONTHS ENDED		(Inception)
	MARCH 31,		to
	2005	2004	March 31, 2005

SALES	$-	$-	$233,355

COST OF SALES	-	-	(115,746)

GROSS PROFIT	-	-	117,609

OPERATING EXPENSES
Officers' compensation	-	90,000	1,175,881
General and administration	133,373	194,018	2,870,798
Depreciation and amortization	1,727	1,376	13,225

Total Operating Expenses	135,100	285,394	4,059,904

LOSS BEFORE OTHER INCOME (EXPENSE)	(135,100)	(285,394)	(3,942,295)

OTHER INCOME (EXPENSE)
Impairment of goodwill	-	(240,000)	(300,000)
Interest expense	(344)	(353)	(14,900)
Total Other (Expense)	(344)	(240,353)	(314,900)

NET LOSS APPLICABLE TO COMMON SHARES	$(135,444)	$(525,747)	$(4,257,195)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.03)	$(22.41)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,085,218	23,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			August 8, 2001
			(Inception)
			to
	2005	2004	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(135,444)	$(525,747)	$(4,257,195)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities

Depreciation and amortization	1,727	1,376	13,225
Impairment of goodwill	-	240,000	300,000
Stock issued for services	71,668	158,000	3,421,223

Changes in assets and liabilities
Decrease in accounts receivable	-	2,700	-
(Increase) in deposits	-	-	(1,200)
Increase (Decrease) in accounts payable and other liabilities	28,625	(6,787)	50,259
Total adjustments	102,020	395,289	3,783,507

Net cash (used in) operating activities	(33,424)	(130,458)	(473,688)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,498)	(36,938)

Net cash (used in) investing activities	-	(5,498)	(36,938)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from (payments on) note payable - related party	-	(123,000)	12,000
Proceeds from note payable - vehicle	-	-	14,294
Payments on notes payable - vehicle	-	(492)	(4,633)
Due to officer, net	13,200	(5,246)	13,200
Proceeds from the sale of common stock	15,000	270,680	475,765

Net cash provided by financing activities	28,200	141,942	510,626

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(5,224)	5,986	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,224	92	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$6,078	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for interest	$-	$353	$1,764

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Common stock issued for services	$71,668	$158,000	$3,421,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Site Works, Inc. (the "Company"), was incorporated in the State of Florida on August 8, 2001.

On March 13, 2002, the Company merged with Real Time Cars, Inc., a Nevada corporation ("RTCI") resulting in the Company existing as the surviving company. The shareholders of RTCI received one share of the Company's common stock in exchange for each share of common stock owned in RTCI. The merger with RTCI occurred as a result of the termination of an acquisition agreement between RTCI and Automated Management Resources, Ltd. ("AMR"), a Nevada corporation that was controlled by the Company's management and founding stockholders. AMR was incorporated on April 6, 1999 and was engaged in a similar business as the Company through its wholly-owned subsidiary, Automated Management Resources, Ltd., a Barbados company ("AMR Barbados").

On November 21, 2000, AMR entered into a stock exchange transaction with RTCI, whereby RTCI acquired all of the common stock of AMR and agreed to pay a finders' fee of $200,000 to the President of AMR, and subsequently continued as the surviving corporation changing its name to Real Time Cars, Inc. RTCI defaulted on the finders' fee payment resulting in termination of the stock exchange agreement and merger with the Company on March 13, 2002.

The Company was incorporated to act as a construction and real estate development company, to acquire operating construction companies, and income producing real estate. The Company's focus is on acquiring construction projects which have already been designed and for which permits have been issued.

On September 29, 2003, the Company acquired Cork Acquisition Corp., a Delaware corporation ("Cork") for 2,000,000 shares of its common stock for all of the common stock of Cork. Prior to the merger, Cork was an inactive company that had no assets or liabilities.

For accounting purposes, the transaction has been accounted for as a purchase. Accordingly, the Company will be treated as the continuing entity for accounting purposes. The $60,000 recognized as goodwill in the Cork transaction, was impaired by the Company, in 2003. The remaining $240,000 has been impaired by the Company in 2004.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                   Development Stage Company

The Company has devoted substantially all of its time to searching for construction and real estate projects to acquire and develop. The Company has no revenues and very limited operations. In accordance with Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises", the Company has presented their financial statements as a development stage company, reflecting the cumulative totals since their inception, despite the one sale that took place in 2004. They currently own no other properties under development.

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

                   Revenue and Cost Recognition

The Company has no revenue and is in the development stage.

The Company's policy is to recognize revenue under the accrual method of accounting when the services are rendered rather than when cash is collected for the services provided.

Costs are recorded on the accrual basis as well, when the services are incurred rather than paid.

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

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Furniture and fixtures	7 Years
Office equipment and vehicles	5 Years

Repair and maintenance costs are expense, while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

                   Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at end of each period based on enacted tax laws and statutory tax rates.

                   Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the three months ended March 31, 2005 and 2004, are included in the condensed consolidated statements of operations.

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
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Start-up Costs

In accordance with Statement of Position 98-5, "Accounting for Start-up Costs", the Company has expensed all of their costs relating to the start-up in the period in which those costs related to.

                   (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2005	2004

Net Loss	($135,444)	($525,747)

Weighted-average common shares
outstanding (Basic)	5,085,218	23,462

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	5,085,218	23,462

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. The Company has no options or warrants outstanding as of March 31, 2005, and no options or warrants have been granted to date.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Reclassifications

Certain amounts for the three months ended March 31, 2004 have been reclassified to conform to the presentation of the March 31, 2005 amounts. The reclassifications have no effect on net loss for the three months ended March 31, 2004.

                   Recent Accounting Pronouncements

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4". FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compenasation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2005:

Furniture, fixtures and equipment	$16,144
Vehicle	20,794
36,938

Less: accumulated depreciation	(13,225)

Net book value	$23,713

Depreciation expense for the three months ended March 31, 2005 and 2004 was $1,727 and $1,376, respectively.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company has a construction bridge loan and note payable in the amount of $150,000 due to a related party. The note requires a balloon payment of principal and interest at a rate of 12% due on July 23, 2004. The note is collateralized by land and 150,000 shares of the Company's common stock. Interest expense for the three months ended March 31, 2005 and 2004 was $0 and $7,940, respectively. The Company paid back $123,000 in February and March 2004, and reclassified the remaining $27,000 to another individual who assumed the note payable. At March 31, 2005, this balance is $12,000. There are no terms or stated rate of interest on the new note payable.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 6 - NOTE PAYABLE - VEHICLE

The Company has an automobile note payable which is secured by the vehicle, and guaranteed by the President of the Company. The loan is payable at $397 per month inclusive of interest at 14.65%, and is due June 2007.

The balance due at March 31, 2005 is $9,661.

Maturities of this note are as follows:

March 31, 2006	$3,590

March 31, 2007	4,153

March 31, 2008	1,918

$9,661

NOTE 7 - DUE TO OFFICER

The Company has $13,200 outstanding at March 31, 2005 to an officer/stockholder for expenses advanced on behalf of the Company. There are no terms or stated rate of interest on this note.

NOTE 8 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2005, net deferred tax assets approximated the following:

Deferred tax asset	$1,278,600
Less: valuation allowance	(1,278,600)
Net deferred tax asset	$-0-

At March 31, 2005, the Company had deficits accumulated during the development stage approximating $4,262,000 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY

At March 31, 2005, the Company has three classes of stock; a convertible Series A preferred class with a par value of $1.00 with 20,000,000 shares authorized, a convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and a common class with a par value of $.001 and 100,000,000 shares authorized.

On March 13, 2002, the Company issued 5,250,375 shares of common stock pre-stock splits, 1 share post-stock splits, as a result of the merger with RTCI. Subsequent thereto, the Company issued 177,337 shares of common stock pre-stock splits, fractional share post-stock split for services rendered valued at $5,321 in the year ended December 31, 2002.

During the year ended December 31, 2003, the Company sold 1,339,686 shares of common stock pre-stock split, and 670 shares of common stock post-stock split $133,030, issued 47,918,288 and 32,474,523 shares of common stock for services rendered pre-stock splits and 130 and 16,237 shares of common stock post-stock splits valued at $2,411,784, and issued subscriptions for 5,750,000 shares of common stock pre-stock splits and 2,375 shares of common stock post-stock split valued at $172,500. In addition, the Company canceled and retired 5,732,000 shares of common stock pre-stock splits and 2,366 shares of common stock post-stock splits. On April 17, 2003, the Company reverse split its common shares outstanding on a 1 for 200 basis. On September 29, 2003, the Company issued 2,000,000 shares of common stock pre-stock split and 1,000 shares of common stock post-stock split as a result of the acquisition of Cork.

The Company, pursuant to approved board resolutions, increased the authorized shares on March 22, 2004 to 200,000,000 common shares and 20,000,000 preferred shares, then again on April 4, 2004 increased the common shares authorized to 900,000,000 and the preferred shares to 50,000,000. On November 30, 2004, the board decreased the authorized shares of the common stock back to 100,000,000, and established two series of convertible preferred stock with a par value of $1.00 authorizing 20,000,000 shares each, replacing the original preferred class.

On April 9, 2004, the Company authorized the issuance of a new Series A Preferred Stock. They have authorized the issuance of 20,000,000 shares, and issued 19,813,967 of these shares to the Company's president. These shares convert into common shares at a 300 to 1 ratio, and were converted in August 2004.

On August 12, 2004, the Company approved a reverse 1 for 2,000 stock split.

For the year ended December 31, 2004, the Company issued 8,000,000 shares of common stock pre-stock split and 4,000 shares of common stock post-stock split as part of the Cork Acquisition; 36,380,000 shares of common stock pre-stock split and 18,190 shares of common stock post-stock split for cash; 520,300,000 shares of common stock pre-stock split and 1,059,750 shares of common stock post-stock split for subscriptions of stock; 597,000,000 shares of common stock pre-stock split and 3,004,595 shares of common stock post-stock split (which includes 2,972,095 shares of common stock which was converted from 19,813,967 shares of preferred stock) for compensation to the officer; and 102,520,000 shares of common stock pre-stock split and 51,260 shares of common stock post-stock split for services rendered.

SITEWORKS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

In February 2005, the Company issued 15,000 shares of its common stock for cash for a total value of $15,000.

In 2005, the Company issued 3,583,413 shares of its common stock at fair value.

There are no options or warrants outstanding as of March 31, 2005 and 2004, and no options or warrants have been granted to date.

NOTE 10 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated their condensed consolidated financial statements to take into effect the reverse stock splits that occurred in both 2004 and 2003. The Company has retroactively reflected the reverse stock splits in the condensed consolidated balance sheet, the earnings per share calculations, and throughout the condensed consolidated financial statements with respect to share amounts.

NOTE 11 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses since inception, and is currently in the development stage. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises doubt about the Company's ability to continue as a going concern.

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
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 12-     SUBSEQUENT EVENTS

In February 2005, the Company entered into a purchase agreement to acquire Craco Excavating, Inc., an 18 year old Florida excavating and site utility construction company. The Company is currently in the due diligence phase, and anticipates closing on this transaction in the second quarter of 2005.

In March 2005, the Company entered into a strategic alliance agreement with Ubuy Development Corporation. Ubuy Development Corporation, a Florida company, has been involved in land development and construction for nearly four decades and has produced numerous construction projects and income producing properties in the United States.

On April 15, 2005 the Company announced that it had amended its name to SiteWorks Building and Development Co. Management believes the new name will more accurately describe the Company's mission. The Company's stock symbol and CUSIP numbers will remain unchanged.

On April 28, 2005, the Company amended and restated their certificate of incorporation giving the Company the authority to issue 5,000,000,000 shares of stock which are designated as common stock. In addition, the Preferred Stock Series A have been granted the right to vote in a ratio equivalent to 300 shares of common stock to one share of preferred stock.

On May 12, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. The purchase price for the shares is equal to 95% of the market price, which is defined as the lowest volume weighted average price of the common stock during the five trading days following the notice date.

The amount of each advance is subject to an aggregate maximum advance amount of $200,000, with no advance occurring within five trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of the Company's stock that was valued at $290,000 at the time of the transaction.

Cornell Capital Partners is entitled to retain a fee of 10% of each advance. In addition, the Company entered into a placement agent agreement with Monitor Capital, Inc, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $3,000 based on the Company's stock price on May 12, 2005.

Montgomery Equity Partners and the Company entered into a Convertible Debenture agreement on May 12, 2005 for $500,000. Montgomery will advance $300,000 of this amount at closing and will advance the remaining $200,000 upon the filing of the registration statement with the SEC, which is expected to occur in June 2005.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CERTAIN RELEVANT FACTORS

The Company is classified as a development stage company because its principal activities involve seeking to acquire business activities.

On May, 1999 Automated, Inc. of Nevada\ merged with Automated, Barbados and the assets that existed prior to the merger were sold to Automated of Nevada for assumption of liabilities. In November of 2001 Automated Nevada entered a sale agreement with RTCI whereby the assets of Automated Barbados were subsequently repurchased by Carl Nurse pursuant to the aborted sale to RTCI. The sale of Automated Nevada, now renamed SiteWorks Building & Development Co.,. of Florida to RTCI was never successfully concluded (RTCI failed to pay the full price for control of the company) and on March 13, 2002 RTCI was merged in to SiteWorks Inc of Florida .In September of 2002 a default judgement awarding control of RTCI (Automated Nevada) was secured in Nassau County court in favor of Carl Nurse and against RTCI. C Michael Nurse is currently the majority shareholder of Automated (now SiteWorks), Inc (Barbados).

On September 29th, 2003 SiteWorks acquired all the outstanding stock of Cork Acquisition Corp, a Delaware fully reporting company in exchange for 10% of the outstanding shares of SiteWorks. Documents of merger were subsequently filed in Delaware and in Florida formalizing the merger with Cork , with SiteWorks the surviving Corporation.

On Feb 15, 2005 SiteWorks executed a purchase agreement for all the issued and outstanding shares of Craco Contracting Corp, a Florida site and excavating company. The purchase price is $800,000, payable as follows: 200,000 in cash and 600,000 in a note payable over 60 months at 8% interest per annum.

On April 15, 2005 the Company announced that it had amended its name to SiteWorks Building and Development Co. Management believes the new name will more accurately describe the Company's mission. The Company's stock symbol and CUSIP numbers will remain unchanged.

On April 28, 2005, the Company amended and restated their certificate of incorporation giving the Company the authority to issue 5,000,000,000 shares of stock which are designated as common stock. In addition, the Preferred Stock Series A have been granted the right to vote in a ratio equivalent to 300 shares of common stock to one share of preferred stock.

On May 12, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. The purchase price for the shares is equal to 95% of the market price, which is defined as the lowest volume weighted average price of the common stock during the five trading days following the notice date.

The amount of each advance is subject to an aggregate maximum advance amount of $200,000, with no advance occurring within five trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of the Company's stock that was valued at $290,000 at the time of the transaction.

Cornell Capital Partners is entitled to retain a fee of 10% of each advance. In addition, the Company entered into a placement agent agreement with Monitor Capital, Inc, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $3,000 based on the Company's stock price on May 12, 2005.

Montgomery Equity Partners and the Company entered into a Convertible Debenture agreement on May 12, 2005 for $500,000. Montgomery will advance $300,000 of this amount at closing and will advance the remaining $200,000 upon the filing of the registration statement with the SEC, which is expected to occur in June 2005.

The Company requires cash for acquisitions of income real estate and operating construction companies.

A lack of sufficient working capital may prevent the Company from realizing its objectives. Until the Company receives additional funding, it will be unable to grow at its projected rate.

3

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

FORWARD LOOKING STATEMENTS

This annual filing Statement contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Annual Report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions which described in Part I, Item 1, Description of Business - Risk Factors," above. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made

ITEM 3 - CONTROLS AND PROCEDURES

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

4

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 31.1   Certification of Principal Executive Officer
     Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEWORKS BUILDING & DEVELOPMENT, Co.

By:	/s/ Carl Nurse
Carl Nurse
Chief Executive Officer

Dated: May 23, 2005

5