Form 10QSB/A
period 2005-03-31
SITEWORKS INC /FL
filed 2005-06-03
CIK 1106643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

TABLE OF CONTENTS

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

(a)	Consolidated Balance Sheets	F-2
(b)	Consolidated Statements of Operations	F-3
(c)	Consolidated Statements of Cash Flows	F-4
(d)	Notes to Consolidated Financial Statements	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Controls and Procedures		3

PART II. OTHER INFORMATION		4

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults On Senior Securities

Item 4. Submission of Items to a Vote

Item 5. Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES AND CERTIFICATES		4

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

NOTE 12 - SUBSEQUENT EVENTS

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

FORWARD LOOKING STATEMENTS

This annual filing Statement contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Annual Report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions which described in Part I, Item 1, Description of Business - Risk Factors," above. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made

3

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
     Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEWORKS BUILDING & DEVELOPMENT, Co.

By:	/s/ Carl Nurse
Carl Nurse
Chief Executive Officer

Dated: June 3, 2005

4