Form 10QSB
period 2005-06-30
SITEWORKS INC /FL
filed 2005-08-22
CIK 1106643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

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

As of June 30, 2005, there were 115,169,021 shares of Common Stock, par value $0.01 per share, outstanding.

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

SITEWORKS BUILDING AND DEVELOPMENT CO
(FORMERLY KNOWN AS SITEWORKS, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

SITEWORKS BUILDING AND DEVELOPMENT CO
(FORMERLY KNOWN AS SITEWORKS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2005

ASSETS

CURRENT ASSETS
Cash	$4,713

TOTAL CURRENT ASSETS	$4,713

Property and equipment, net	2,122,054
Deposits	1,200

TOTAL ASSETS	$2,127,967

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable and accrued expenses	$ 30,588
Payroll payable	13,226
Due to officer	13,200
Current portion of note payable - vehicle	3,589

Total Current Liabilities	60,603

Note payable - vehicle, net of current portion	6,072

Total Liabilities	66,675

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock Series A , $.001 par value, 20,000,000 authorized
and 5,100,000 shares issued and outstanding	5,100
Convertible Preferred Stock Series B , $1.00 par value, 20,000,000 authorized
and 1,100,000 shares issued and outstanding	1,100,000
Common stock, $.001 par value, 500,000,000 shares authorized;
115,169,021 shares issued and outstanding	115,169
Subscription receivable	(1,275,650)
Additional paid-in capital	7,230,755
Accumulated deficit	(5,114,082)

Total Stockholders' Equity (Deficit)	2,061,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,127,967

The accompanying notes are an integral part of these condensed consolidated financial statements

SITEWORKS BUILDING AND DEVELOPMENT CO
(FORMERLY KNOWN AS SITEWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

SALES	$ -	$ -	$ -	$ -

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Officers' compensation	390,000	315,000	390,000	225,000
General and administration	548,954	398,880	415,581	204,862
Depreciation and amortization	3,386	2,801	1,659	1,425

Total Operating Expenses	942,340	716,681	807,240	431,287

LOSS BEFORE OTHER (EXPENSE)	(942,340)	(716,681)	(807,240)	(431,287)

OTHER (EXPENSE)
Impairment of goodwill	-	(240,000)	-	-
Interest expense	(44,742)	(1,261)	(44,398)	(908)
Total Other (Expense)	(44,742)	(241,261)	(44,398)	(908)

NET LOSS APPLICABLE TO COMMON SHARES	$ (987,082)	$ (957,942)	$ (851,638)	$ (432,195)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.51)	$ (32.67)	$ (0.17)	$ (7.37)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,921,603	29,324	5,085,218	58,647

The accompanying notes are an integral part of these condensed consolidated financial statements

SITEWORKS BUILDING AND DEVELOPMENT CO.
(FORMERLY KNOWN AS SITEWORKS, INC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (987,082)	$ (957,942)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	3,386	2,801
Amortization of beneficial interest	44,085
Impairment of goodwill	-	240,000
Stock issued as compensation	390,000	-
Stock issued for services	466,170	482,350

Changes in assets and liabilities
Decrease in accounts receivable	-	2,700
(Increase) in deposits	-	-
Increase in accounts payable and other liabilities	22,180	2,292
Total adjustments	925,821	730,143

Net cash (used in) operating activities	(61,261)	(227,799)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,498)

Net cash (used in) investing activities	-	(5,498)

CASH FLOWS FROM FINANCING ACTIVITES
Payments note payable - related party	-	(123,000)
Proceeds from note payable - vehicle	-	-
Proceeds from mortgage payable	-	65,000
Payments on mortgage payable	-	(237)
Advances	13,200	-
Payments on notes payable - vehicle	-	(1,151)
Proceeds from subscription receivable, net	23,550
Due to officer, net	-	(5,246)
Proceeds from the sale of common stock	24,000	300,635

Net cash provided by financing activities	60,750	236,001

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(511)	2,704

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,224	92

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 4,713	$ 2,796

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for interest	$ -	$ 353

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Common stock issued as compensation	$ 390,000	$ -
Common stock issued as payment for note payable	$ 12,000	$ -
Common stock issued for land	$ 1,000,000	$ -
Common stock issued for services	$ 466,170	$ 482,350
Preferred stock series B issued for land	$ 1,100,000	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

SITEWORKS BUILDING AND DEVELOPMENT CO.
(FORMERLY KNOWN AS SITEWORKS, INC)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005 AND 2004

Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2005 (Unaudited)

Condensed Consolidated Statements of Operations for the Six and Three Months
Ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flow for the Six Months Ended June 30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
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

Site Works, Inc. (the "Company"), was incorporated in the State of Florida on August 8, 2001. The Company changed its name on April 15, 2005 to Siteworks Building and Development Co.

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

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 1 -      ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

The Company was incorporated to act as a construction and real estate development company, to acquire operating construction companies, and income producing real estate. The Company's focus is on acquiring construction projects, which have already been designed and for which permits have been issued.

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

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 1 -      ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On April 28, 2005 the Company amended and restated their certificate of incorporation giving the Company the authority to issue 10,000,0000 shares of stock, which are designated as common stock. The stock also has been granted the right to vote in a ratio equivalent to 300 shares of common stock to one share of preferred stock. (See Note 13)

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the (United States of America) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company's policy is to recognize revenue under the accrual method of accounting when the services are rendered rather than when cash is collected for the services provided.

Costs are recorded on the accrual basis as well, when the services are incurred rather than paid.

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
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

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the six months ended June 30, 2005 and 2004 are included in the condensed consolidated statements of operations.

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

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

June 30,	June 30,
2005	2004

Net Loss	($987,082)	($957,242)

Weighted-average common shares
outstanding (Basic)	1,921,603	29,324

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	1,921,603	29,324

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. The Company has no options or warrants outstanding as of June 30, 2005, and no options or warrants have been granted to date.

             Reclassifications

Certain amounts for the six months ended June 30, 2004 have been reclassified to conform to the presentation of the June 30, 2005 amounts. The reclassifications have no effect on net loss for the six months ended June 30, 2004.

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
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

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, "FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compenasation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)

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

NOTE 4-     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2005:

Land	$2,100,000
Furniture, fixtures and equipment	16,144
Vehicle	20,794
2,136,938
Less: accumulated depreciation	(14,884)

Net book value	$2,122054

Depreciation expense for the six months ended June 30, 2005 and 2004 was $3,386 and $2,801, respectively.

NOTE 5-     NOTE PAYABLE - RELATED PARTY

The Company has a construction bridge loan and note payable in the amount of $150,000 due to a related party. The note requires a balloon payment of principal and interest at a rate of 12% due on July 23, 2004. The note is collateralized by land and 150,000 shares of the Company's common stock. Interest expense for the six months ended June 30, 2005 and 2004 was $0 and $1,261, respectively. The Company paid back $123,000 in March 2004, and reclassified the remaining $27,000 to another individual who assumed the note payable. At June 30, 2005, this balance is $0.

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 6-     NOTE PAYABLE - VEHICLE

The Company has an automobile note payable which is secured by the vehicle, and guaranteed by the President of the Company. The loan is payable at $397 per month inclusive of interest at 14.65%, and is due June 2007.

The balance due at June 30, 2005 is $9,661.

Maturities of this note are as follows:

June 30, 2006    $ 3,590
June 30, 2007   4,153
June 30, 2008   1,918

         $ 9,661

NOTE 7-     DUE TO OFFICER

The Company has $13,200 outstanding at June 30, 2005 to an officer/stockholder for expenses advanced on behalf of the Company. There are no terms or stated rate of interest on this note.

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

F-14

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 8-     PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2005, net deferred tax assets approximated the following:

Deferred tax asset	$1,601,400
Less: valuation allowance	(1,601,400)
Net deferred tax asset	$ -0-

At June 30, 2005, the Company had deficits approximating $5,114,082 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-     STOCKHOLDERS' EQUITY

At June 30, 2005, the Company has three classes of stock; a convertible Series A preferred class with a par value of $.001 with 20,000,000 shares authorized, a convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and a common class with a par value of $.001 and 500,000,000 shares authorized.

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

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 9-     STOCKHOLDERS' EQUITY (CONTINUED)

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

In April 2005, 2,550,000 shares of par value common stock were cancelled.

In May 2005, the Company issued an additional 30,000,000 shares of common stock to Michael Nurse as compensation. These shares had a market value of $390,000 and were charged as compensation.

In May 2005, the Company issued 5,100,000 shares of convertible preferred series A shares with voting rights of one preferred share equivalent to 300 common of the Company.

In June 2005, the Company issued 4,314,266 shares of par value (.001) common stock to pay of a note payable related party (see Note 5). The fair value of the transaction is $56,085. The outstanding balance of the note was $12,000. The remainder represents amortization of beneficial interest.

In June 2005, the Company issued 9,000 shares of its common stock par value for cash for a total value of $9,000.

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 9-     STOCKHOLDERS' EQUITY (CONTINUED)

In June 2005, the Company issued 1,100,000 shares of preferred series B valued at $1.00 a share. The Company also issued 35,000,000 shares of common stock par value valued at 1,000,000 in order to purchase property from Munich LLC. The property was appraised at $2,100,0000.

In the first six months of 2005, the Company issued 48,562,679 shares of its common stock par value .001 at fair value in exchange for professional services.

There are no options or warrants outstanding as of June 30, 2005 and 2004, and no options or warrants have been granted to date.

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

NOTE 11-     GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2004 and 2003 and for the six months ended June 30, 2005. There is substantial doubt as to whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 12-     SUBSEQUENT EVENTS

On August 13, 2005, the Company amended its share structure in the follow ways: 1) elected to change their preferred stock series A par value from $1.00 to $0.001. 2) Change the conversion ratio of the preferred stock from 300:1 to 52:1 and 3) reduce the common shares authorized from 5,000,000,000 to 500,000,000. These changes have been retroactively reflected in the June 30, 2005 financials.

ITEM 2:

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

On Feb 15, 2005 SiteWorks executed a purchase agreement for all the issued and outstanding shares of Craco Contracting Corp, a Florida site and excavating company. The agreement had to be closed by June 30, 2005 or be terminated. This transaction has not closed and has been terminated and it is unlikely the company will ever close this transaction.

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

On August 13, 2005 the company amended its articles to reduced its authorized common to 500,000,000 shares and amended the conversion of preferred A to common to 52 to 1.

The company acquired a 33,000 sf warehouse in Chiefland, Florida from Munch LLC on June 25 2005 . The property was paid for with restricted common stock and Preferred B stock for a total of 2, 100,000. The property has a current appraised value of 2,100,000.

The company plans to lease 10 to 14,000 sf of the space and subdivide the balance of the space into a number of stores to be sold off individually.

The Company requires cash for working capital and acquisitions of income real estate and operating construction companies.

A lack of sufficient working capital may prevent the Company from realizing its objectives. Until the Company receives additional funding, it will be unable to grow at its projected rate.

The company has recently initiated operations as a service provider of construction services and has secured a number of construction contracts. To date the company has signed contract or commitments for approximately $600,000 worth of work and expects to book $2,000,000 worth on construction contracts by the end of the year 2005. By The use of the careful project selection and evaluation tools, management feels that demonstrably superior project selection and attention to quality should allow the Company's services to be effectively marketed against the competition at the currently established price points, while maintaining a good profit margin.

3

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
Carl Nurse
Chief Executive Officer

Dated: August 22, 2005

4

EXHIBIT - 31.1

SITEWORKS BUILDING & DEVELOPMENT CO.,.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Carl Nurse, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of SiteWorks Building & Development Co.,.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)(4) and 15d-15(e)(4)) for the registrant and have:

(a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)     disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting;
5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATED: August 22, 2005

/s/ Carl Nurse
Chairman and Chief Executive Officer

5

EXHIBIT - 32.1

SITEWORKS BUILDING & DEVELOPMENT CO.,.

CERTIFICATION PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SiteWorks Building & Development Co.,. (the Company) on Form 10-QSB for the period ended May 23, 2005 , as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Carl Nurse, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and
(2)     The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

/s/ Carl Nurse
Chairman and Chief Executive Officer
August 22, 2005