Form 10QSB
period 2005-09-30
SITEWORKS INC /FL
filed 2005-11-22
CIK 1106643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

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

As of September 30, 2005, there were 130,769,021 shares of Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No   X

TABLE OF CONTENTS

PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

(a)	Consolidated Balance Sheets	F-1
(b)	Consolidated Statements of Operations	F-2
(c)	Consolidated Statements of Cash Flows	F-3
(d)	Notes to Consolidated Financial Statements	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Controls and Procedures	3

PART II. OTHER INFORMATION	4

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults On Senior Securities

Item 4. Submission of Items to a Vote

Item 5. Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES AND CERTIFICATES	4

SITEWORKS BUILDING AND DEVELOPMENT CO
(FORMERLY KNOWN AS SITEWORKS, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

SITEWORKS BUILDING AND DEVELOPMENT CO.
(FORMERLY KNOWN AS SITEWORKS, INC)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2005 AND 2004

Financial Statements:

       Condensed Consolidated Balance Sheet as of September 30, 2005 (Unaudited)

       Condensed Consolidated Statements of Operations for the Nine and Three Months

       Ended September 30, 2005 and 2004 (Unaudited)

       Condensed Consolidated Statements of Cash Flow for the Nine Months Ended

       September 30, 2005 and 2004 (Unaudited)

       Notes to Condensed Consolidated Financial Statements (Unaudited)

SITEWORKS BUILDING AND DEVELOPMENT CO.
(FORMERLY KNOWN AS SITEWORKS, INC)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2005

ASSETS

CURRENT ASSETS
Cash	$20,168
Contract receivables	51,698
Employee advances	1,200

TOTAL CURRENT ASSETS	73,066

Land	3,000,000
Property and equipment, net	25,704
Deposits	1,200

TOTAL ASSETS	$3,099,970

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses	$ 65,658
Payroll payable	14,225
Billings in excess of costs and estimated
earnings on uncompleted contracts	12,487
Liability for stock to be issued	920,917
Due to officer	46,800
Current portion of note payable - vehicle	3,589

Total Current Liabilities	1,063,676

Note payable - vehicle, net of current portion	6,072

Total Liabilities	1,069,748

STOCKHOLDERS' EQUITY
Convertible Preferred Stock Series A , $.001 par value, 20,000,000 authorized
and 5,100,000 shares issued and outstanding	5,100
Convertible Preferred Stock Series B , $1.00 par value, 20,000,000 authorized
and 1,100,000 shares issued and outstanding	1,100,000
Common stock, $.001 par value, 500,000,000 shares authorized;
130,769,021 shares issued and outstanding	130,769
Subscription receivable	(1,275,650)
Additional paid-in capital	7,530,255
Accumulated deficit	(5,460,252)

Total Stockholders' Equity	2,030,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,099,970

The accompanying notes are an integral part of these condensed consolidated financial statements

SITEWORKS BUILDING AND DEVELOPMENT CO.
(FORMERLY KNOWN AS SITEWORKS, INC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NINE MONTHS ENDED	THREE MONTHS ENDED
SEPTEMBER 30,	SEPTEMBER 30,

2005	2004	2005	2004

SALES	$ 103,154	$ -	$ 103,154	$ -

COST OF SALES	(27,588)	-	(27,588)	-

GROSS PROFIT	75,566	-	75,566	-

OPERATING EXPENSES
Officers' compensation	400,160	719,131	10,160	404,131
General and administration	958,895	511,276	409,941	112,396
Depreciation and amortization	4,752	4,201	1,366	1,400

Total Operating Expenses	1,363,807	1,234,608	421,467	517,927

LOSS BEFORE OTHER (EXPENSE)	(1,288,241)	(1,234,608)	(345,901)	(517,927)

OTHER (EXPENSE)
Impairment of goodwill	-	(240,000)	-	-
Interest expense	(45,011)	(2,851)	(268)	(1,590)
Total Other (Expense)	(45,011)	(242,851)	(268)	(1,590)

NET LOSS APPLICABLE TO COMMON SHARES	$(1,333,252)	$(1,477,459)	$ (346,169)	$ (519,517)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.02)	$ (1.21)	$ (0.00)	$ (0.29)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	55,332,942	1,222,562	127,584,238	1,804,520

The accompanying notes are an integral part of these condensed consolidated financial statements

SITEWORKS BUILDING AND DEVELOPMENT CO.
(FORMERLY KNOWN AS SITEWORKS, INC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,333,252)	$ (1,477,459)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	4,752	4,201
Amortization of beneficial interest	44,085	-
Impairment of goodwill	-	240,000
Stock issued as compensation	390,000	-
Stock issued for services	750,270	932,450

Changes in assets and liabilities
Decrease in accounts receivable	-	2,700
(Increase) in contracts receivable	(51,698)	-
Decrease in inventory	-	105,000
(Increase) in employee advances	(1,200)	-
Increase in billings in excess of costs	12,487	-
Increase in accounts payable and other liabilities	58,249	1,847
Total adjustments	1,206,945	1,286,198

Net cash (used in) operating activities	(126,307)	(191,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,016)	(5,498)

Net cash (used in) investing activities	(5,016)	(5,498)

CASH FLOWS FROM FINANCING ACTIVITES
Payments note payable - related party	-	(123,000)
Advances	46,800	-
Payments on notes payable - vehicle	-	(1,315)
Proceeds from subscription receivable, net	23,550	-
Due to officer, net	-	(5,246)
Proceeds from sale of common stock to be issued	20,917
Proceeds from the sale of common stock	55,000	327,735

Net cash provided by financing activities	146,267	198,174

NET INCREASE IN
CASH AND CASH EQUIVALENTS	14,944	1,415

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,224	92

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 20,168	$ 1,507

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for interest	$ -	$ 2,851

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Common stock issued as compensation	$ 390,000	$ -
Common stock issued for services and acquisitions	-	$ 240,000
Common stock issued as payment for note payable	$ 12,000	$ -
Common stock issued for land	$ 1,000,000	$ -
Common stock to be issued for land	$ 900,000	$ -
Common stock issued for services	$ 750,270	$ 932,450
Preferred stock series B issued for land	$ 1,100,000	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

SITEWORKS, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
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

SITEWORKS, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
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

SITEWORKS, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 1 -      ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On April 28, 2005 the Company amended and restated their certificate of incorporation giving the Company the authority to issue 10,000,000,000 shares of stock which are designated as common stock. The stock also has been granted the right to vote in a ratio equivalent to 300 shares of common stock to one share of preferred stock.

On August 13, 2005, the Company amended its share structure in the follow ways: 1) elected to change their preferred stock series A par value from $1.00 to $0.001. 2) Change the conversion ratio of the preferred stock from 300:1 to 52:1 and 3) reduce the common shares authorized from 10,000,000,000 to 500,000,000.

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

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at end of each period based on enacted tax laws and statutory tax rates.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the nine months ended September 30, 2005 and 2004 are included in the condensed consolidated statements of operations. Advertising expense for the nine months ended September 30, 2005 and 2004 was $10,016 and $9,670, respectively.

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

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2005	2004

Net Loss	($1,333,252)	($1,477,459)

Weighted-average common shares
outstanding (Basic)	55,332,942	1,222,562

Weighted-average common stock

equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	55,332,942	1,222,562

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. The Company has no options or warrants outstanding as of September 30, 2005, and no options or warrants have been granted to date.

Reclassifications

Certain amounts for the nine months ended September 30, 2004 have been reclassified to conform to the presentation of the September 30, 2005 amounts. The reclassifications have no effect on net loss for the nine months ended September 30, 2004.

Contract Receivables

Contract receivables as of September 30, 2005 consist of the following:

2005

Billed
Completed contracts	$ 22,958
Contracts-in-progress	28,740
51,698
Retainage	-

Accounts receivable for the nine months ended September 30, 2005	$ 51,698

Current contract receivables as of September 30, 2005 are as follows:

Days	2005

0-30	$ 51,698
31-60	-
61-90	-
Over 90	-
$ 51,698

Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts as of September 30, 2005 consist of the following:

2005

Costs incurred on uncompleted contracts	$ 35,180
Estimated earnings	14,145
49,325
Less: billings to date	(61,812)

Billings in excess of costs and estimated earnings on
uncompleted contracts	$(12,487)

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

Recent Accounting Pronouncements

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

NOTE 4-     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2005:

Land	$ 3,000,000
Furniture, fixtures and equipment	21,160
Vehicle	20,794
3,041,954
Less: accumulated depreciation	(16,250)

Net book value	$ 3,025,704

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $4,752 and $4,201, respectively.

NOTE 5-     NOTE PAYABLE - RELATED PARTY

The Company has a construction bridge loan and note payable in the amount of $150,000 due to a related party. The note requires a balloon payment of principal and interest at a rate of 12% due on July 23, 2004. The note is collateralized by land and 150,000 shares of the Company's common stock. Interest expense for the six months ended June 30, 2005 and 2004 was $0 and $1,261, respectively. The Company paid back $123,000 in March 2004, and reclassified the remaining $27,000 to another individual who assumed the note payable. At September 30, 2005, this balance is $0.

NOTE 6-     LIABILITY FOR STOCK TO BE ISSUED

This account represents shares to be issued for the purchase of land in Thailand valued at $900,000. The balance of $20,917 represents shares to be issued in connection with- a private investor for which cash was received by the Company prior to issuance of the stock as of September 30, 2005.

NOTE 7-     NOTE PAYABLE - VEHICLE

The Company has an automobile note payable which is secured by the vehicle, and guaranteed by the President of the Company. The loan is payable at $397 per month inclusive of interest at 14.65%, and is due June 2007.

The balance due at September 30, 2005 is $9,661.

Maturities of this note are as follows:

September 30, 2006	$ 3,590
September 30, 2007	4,153
September 30, 2008	1,918

$ 9,661

NOTE 8-     DUE TO OFFICER

The Company has $46,800 outstanding at September 30, 2005 to an officer/stockholder for expenses advanced on behalf of the Company. There are no terms or stated rate of interest on this note.

NOTE 9-     PROVISION FOR INCOME TAXES

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

NOTE 9-     PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2005, net deferred tax assets approximated the following:

Deferred tax asset	$1,856,400
Less: valuation allowance	(1,856,400)
Net deferred tax asset	$ -0-

At September 30, 2005, the Company had deficits accumulated during the development stage approximating $5,460,000 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-     STOCKHOLDERS' EQUITY

At September 30, 2005, the Company has three classes of stock; a convertible Series A preferred class with a par value of $.001 with 20,000,000 shares authorized, a convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and a common class with a par value of $.001 and 500,000,000 shares authorized.

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

NOTE 10-     STOCKHOLDERS' EQUITY (CONTINUED)

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

NOTE 10-     STOCKHOLDERS' EQUITY (CONTINUED)

In June 2005, the Company issued 1,100,000 shares of preferred series B valued at $1.00 a share. The Company also issued 35,000,000 shares of common stock par value valued at 1,000,000 in order to purchase property from Munich LLC. The property was appraised at $2,100,000.

In the first nine months of 2005, the Company issued 57,324,413 shares of its common stock par value .001 at fair value in exchange for professional services.

In July 2005, the Company issued 1,500,000 shares of its common stock par value for cash for a total value of $11,000.

On August 11, 2005, the company elected to change their preferred stock series A par value from $1.00 to $0.001. The Company has also changed the conversion ratio of the preferred stock from 300 to 1, to 52 to 1 and reduced the common shares authorized from 10,000,000,000 to 500,000,000. This change has been retroactively reflected in the September 30, 2005 financials.

In September 2005, the Company issued 1,000,000 shares of its common stock par value for cash for a total value of $20,000.

In September 2005, the Company issued 550,000 shares of preferred series B valued at $1.00 a share in order to purchase property in Thailand from Munich LLC. The property was appraised at $900,000. The preferred stock was rescinded in October 2005; common stock is to be issued. The statements have been retroactively stated to account for this rescission.

There are no options or warrants outstanding as of September 30, 2005 and 2004, and no options or warrants have been granted to date.

NOTE 11-     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated their condensed consolidated financial statements to take into effect the reverse stock splits that occurred in both 2004 and 2003. The Company has retroactively reflected the reverse stock splits in the condensed consolidated balance sheet, the earnings per share calculations, and throughout the condensed consolidated financial statements with respect to share amounts.

NOTE 12-     STANDBY EQUITY DISTRIBUTION AGREEMENT

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

NOTE 13-     GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses since inception. There is substantial doubt as to whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 14-     SUBSEQUENT EVENTS

In October 2005, the Company engaged in several contracts for apartment housing projects in Thailand. The projects have an estimated contract price of $35,000,000. Commencement of the projects is to start in January 2006.

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

On September 29th, 2003 SiteWorks acquired all the outstanding stock of Cork Acquisition Corp, a Delaware fully reporting company in exchange for maintaining 10% of the outstanding shares of SiteWorks for a period of two years ending September 30, 2005. Documents of merger were subsequently filed in Delaware and in Florida formalizing the merger with Cork , with SiteWorks the surviving Corporation.

On August 13, 2005 the company amended its articles to reduced its authorized common to 500,000,000 shares and amended the conversion of preferred A to common to 52 to 1.

The company acquired a 33,000 sf warehouse in Chiefland, Florida from Munch LLC on June 25 2005. The property was paid for with restricted common stock and Preferred B stock for a total of 2, 100,000. The property has a current appraised value of 2,100,000.

The company plans to lease 10 to 14,000 sf of the space and subdivide the balance of the space into a number of stores to be sold off individually.

In October 2005 and November 2005, the Company engaged in several contracts for construction projects in Thailand. The projects have an estimated contract price of $35,000,000 and include the construction of 1700 low income housing units in Lopari Province, Thailand, construction of 9 luxury units in Phukett and the construction of a 24 unit apartment complex also in Phukett. Commencement of these projects is to start in January 2006.

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

Dated: November 21, 2005

EXHIBIT - 31.1

SITEWORKS BUILDING & DEVELOPMENT CO.,.
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Carl Nurse, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of SiteWorks Building & Development Co for the period ending 9/30/2005.

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

DATED: November 21, 2005

/s/ Carl Nurse
Chairman and Chief Executive Officer

EXHIBIT - 32.1

SITEWORKS BUILDING & DEVELOPMENT CO.,.

CERTIFICATION PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SiteWorks Building & Development Co.,. (the Company) on Form 10-QSB for the period ended September 30,, 2005 , as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Carl Nurse, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

/s/ Carl Nurse
Chairman and Chief Executive Officer

November 21, 2005