Form 10QSB/A
period 2005-09-30
SITEWORKS INC /FL
filed 2005-12-15
CIK 1106643

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

2

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

On April 15, 2005 the Company announced that it had amended its name to Siteworks Building and Development Co. Management believes the new name will more accurately describe the Company’s mission. The Company’s stock symbol and CUSIP numbers will remain unchanged.

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

Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts payab le and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

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

Contract Receivables

Contract receivables as of September 30, 2005 consist of the following:

2005

Billed
Completed contracts	$22,958
Contracts-in-progress	28,740
51,698
Retainage	-

Accounts receivable for the nine months ended September 30, 2005	$51,698
Current contract receivables as of September 30, 2005 are as follows:

Days	2005

0-30	$51,698
31-60	-
61-90	-
Over 90	-
$51,698

SITEWORKS, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts as of September 30, 2005 consist of the following:
Costs incurred on uncompleted contracts	$35,180
Estimated earnings	14,145
49,325
Less: billings to date	(61,812)

Billings in excess of costs and estimated earnings on
uncompleted contracts	$(12,487)

Recent Accounting Pronouncements

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

SITEWORKS, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compenasation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

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

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2005:
Land	$3,000,000
Furniture, fixtures and equipment	21,160
Vehicle	20,794
3,041,954
Less: accumulated depreciation	(16,250)

Net book value	$3,025,704

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $4,752 and $4,201, respectively.

NOTE 5 -	NOTE PAYABLE - RELATED PARTY

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

SITEWORKS, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 6 -	LIABILITY FOR STOCK TO BE ISSUED

This account represents shares to be issued for the purchase of land in Thailand valued at $900,000. The balance of $20,917 represents shares to be issued in connection with- a private investor for which cash was received by the Company prior to issuance of the stock as of September 30, 2005.

NOTE 7 -	NOTE PAYABLE - VEHICLE

The Company has an automobile note payable which is secured by the vehicle, and guaranteed by the President of the Company. The loan is payable at $397 per month inclusive of interest at 14.65%, and is due June 2007.

The balance due at September 30, 2005 is $9,661.

Maturities of this note are as follows:
September 30, 2006	$3,590
September 30, 2007	4,153
September 30, 2008	1,918

$9,661

NOTE 8 -	DUE TO OFFICER

The Company has $46,800 outstanding at September 30, 2005 to an officer/stockholder for expenses advanced on behalf of the Company. There are no terms or stated rate of interest on this note.

NOTE 9 -	PROVISION FOR INCOME TAXES

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

SITEWORKS, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 9 -	PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2005, net deferred tax assets approximated the following:
Deferred tax asset	$1,856,400
Less: valuation allowance	(1,856,400)
Net deferred tax asset	$-0-

At September 30, 2005, the Company had deficits accumulated during the development stage approximating $5,460,000 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10 -	STOCKHOLDERS’ EQUITY

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

SITEWORKS, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 10 -	STOCKHOLDERS’ EQUITY (CONTINUED)

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

SITEWORKS, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 10 -	STOCKHOLDERS’ EQUITY (CONTINUED)

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

SITEWORKS, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 12 -	GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses since inception. There is substantial doubt as to whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 13 -	SUBSEQUENT EVENTS

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

4