Form 10KSB
period 2005-12-31
SiteWorks Building & Development Co.
filed 2006-05-19
CIK 1106643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB


(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 001-32528

                      SITEWORKS BUILDING & DEVELOPMENT CO.
                 (Name of small business issuer in its charter)

                          Florida                                                   58-2590047
     (State or other jurisdiction of incorporation or                  (I.R.S. Employer Identification No.)
                       organization)

                  6464 NW 5th Way, Ft Lauderdale Florida 33309
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (954) 489-2961 fax 954 489 2962


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title of class)

      Check  whether  the issuer is not  required  to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No x[ ]

      The issuer's revenues for the fiscal year ended December 31, 2005 were $130,000.00.

      As of _January 30,_, 2006, [WITHIN 60 DAYS OF MARCH 30, 2005, THE DATE OF FILING FORM 10-KSB] the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately [$5,128,000.00].

      As of _March 29_, 2006, [THE LATEST PRACTICABLE DATE PRIOR TO MARCH 30, 2006] the number of shares outstanding of the issuer's common stock, $.001 par value per share, was [207,295,706].

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

      In this filing of its annual report for the period ending Dec 31, 2005, SiteWorks Building & Development Co. will make changes , including, but not limited to, changes to the financial statements for the fiscal year ended December 31, 2004, and to make certain changes correcting the format of the cover page of the Form 10-KSB. The company will also add exgibits including but not limited to copies of construction agreements, business development contracts, listing of any subsidiaries.

                                TABLE OF CONTENTS

                                                                                                               Page

PART I............................................................................................................1

   ITEM 1.        DESCRIPTION OF BUSINESS.........................................................................1

   ITEM 2.        DESCRIPTION OF PROPERTY........................................................................13

   ITEM 3.        LEGAL PROCEEDINGS..............................................................................14

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................14

PART II..........................................................................................................15

   ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL
                  BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.................................................15

   ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................16

   ITEM 7.        FINANCIAL STATEMENTS...........................................................................18

   ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........13

   ITEM 8A.       CONTROLS AND PROCEDURES........................................................................13

   ITEM 8B.       OTHER INFORMATION..............................................................................14

PART III.........................................................................................................15

   ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT..............................................................15

   ITEM 10.       EXECUTIVE COMPENSATION.........................................................................16

   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS............................................................................19

   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................20

   ITEM 13.       EXHIBITS.......................................................................................20

   ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................21

SIGNATURES.......................................................................................................23

EXHIBIT INDEX....................................................................................................24

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

      Statements contained in this annual report on Form 10-KSB (the "Form 10-KSB") that are not purely historical are forward-looking statements of SiteWorks Building & Development Co. (the "Company") within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples of forward-looking statements include, but are not limited to:

      o projects of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;

      o statements of strategic plans and objectives of the Company's management or board of directors;

      o     statements regarding the Company's future economic performance;

      o statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and

      o any statements using such words as "anticipate," expect," "may," "project," "intend" or similar expressions.

      These forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company anticipates. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company's control) or other assumptions that may affect the Company's ability to achieve its anticipated results and may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the validity of the Company's issued shares of stock; the Company's ability to continue as a going concern; the availability of financing on terms acceptable to the Company; the management's ability to implement the Company's business and growth strategy; the validity of the underlying assumptions and estimates of projected costs and revenues on a contract; and the management's ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures. For additional information regarding risks and uncertainties to which the Company is subject, see "Risk Factors" included in Part I, Item I "Description of Business" of this Form 10-KSB. The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). The Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-KSB, whether as a result of new information, future events or otherwise.

      Given the nature of the stock issued by the Company, the Company may be unable to rely on the safe harbor created by Section 21E of the Exchange Act.

General

      SiteWorks Building & Development Co., a Florida corporation (the "Company"), was incorporated on August 8, 2001The Company started its business operations in September of 2002 and did not have significant assets or liabilities until those reflected in the annual report for the period ending Dec 31, 2004.

      The Company merged with RealTimeCars, Inc., a Nevada corporation ("RTCI"), on March 27, 2002. At the time of the merger, SiteWorks was a Florida privately held company and RTCI was a "pink sheet" listed company with no assets or liabilities, and the value of each party to the merger was deemed to be equal. As a result of the merger, each share of RTCI's stock was exchanged for one share of the Company's common stock ("Common Stock"). Siteworks Building and Development. The Florida company originally incorporated with 7500 shares of which the only issued shrares were 100 shares were issued to Carl Nurse amended its authorized shares to 20,000,000 shares of common to accommodate the merger with RTCI , a Nevada Corporation at the time.In addition Siteworks amended its share structure to allow for the issuance of preffered stock and passed a corporate resolution wherein Carl Nurse and /or his nominiees were to be 51% shareholders in Siteworks Building and Development Co.This was done prior to Siteworks Florida becoming public via the merger with RTCi and this condition survived the merger.It was contemplated that by having the company certified as a minority held company, the company would be able to capitalize on contracting opportunities only afforded to minority companies at the State ,Federal and Local levels.

      The ownership of RTCI prior to the merger was the subject of litigation between Mr. Nurse and RTCI related to the merger and exchange agreement, dated November 21, 2000, between Automated Management Resources Ltd., which changed its name to RTCI on December 12, 2000, and RealTimeCars.Com, Inc., a Delaware corporation. The terms of the merger were negotiated by Mr. Nurse as the President and director of the Company, as indicated in the Company's Articles of Incorporation, and _Robert Kelly as president_of RTCI Delaware.. Mr. Nurse prevailed in the litigation and assumed control of RTCI in September of 2002.

      In October 25 of 2002 , RTCI reversed it stock by 200 to one. At the time RTCI had an estimated 12,454, 459 common shares issued and 500,000 class A shares outstanding. After the reverse the amount of shares outstanding were reduced to 62, 272 approximately .

      In November of 2002, new shares of Siteworks Florida stock were issued to shareholders of the predecessor corporation to RTCI, Automated Management in amounts consistant with the original holdings and in amounts to satisfy the condition that the company be 51 % minority held. Consequently as of Dec 31, 2002, Carl Nurse and or his nominees owned approximately 5,960,000 out of a total of 12, 311,000 issued. (3,980,000 of the total issuance had a stop transfer applied or were cancelled leaving a voting shareholder base of 8,331,525.00 )shares of all issues shares of the merged company, Siteworks Building and Development, Co. These shares were all issued under Reg D exemption. (see attached shecdule of issuances for 2002)

      The Company and Cork Acquisition Corp., a Delaware corporation ("Cork"), entered into the Stock Exchange Agreement dated as of September 12, 2003, pursuant to which the Company was obligated to issue 1,675,000 shares of Common Stock in exchange for 500,000 shares of Cork common stock, which constituted all of the issued and outstanding shares of Cork common stock. On March 19, 2004, Cork merged with the Company Pursuant to the Plan of Merger filed with the Florida Secretary of State, shareholders of Cork received 2,000,000 shares of Common Stock in exchange for all issued and outstanding shares of Cork. Prior to the merger, the Company and Cork also entered into a verbal agreement, according to which Cork was entitled to receive 10% of the outstanding Common Stock as a result of the merger with full anti-dilution protection through September 2005. Pursuant to the anti-dilution protections stipulated in that verbal agreement, the Company issued additional 8,000,000 shares of Common Stock to Cork stockholders on September of 2004_. At the time of the merger, Cork was a public shell company with no assets or liabilities , and the Company entered into the merger in order to succeed to Cork's reporting obligations under the Exchange Act. At the time SiteWorks had no significant assets , liabilities or operatons .. The terms of the merger were negotiated by Mr. Nurse as the President and
director  of  the  Company,   as  indicated   in  the   Company's   Articles  of
Incorporation,  and Mr.  Cacciamatta,  Chairman and Chief  Executive  Officer of
Cork.

      On March 29, 2005, the Company changed its name from SiteWorks, Inc. to SiteWorks Building & Development Co.

      The Company was formed to engage in real estate development and offer general contracting, preconstruction planning and construction management services. to residential and commercial customers in South Florida. Since inception, the Company has expanded its market area to include certain subcontracted projects and projects beyond its domestic market area,. The Company is currently managing projects in West Palm Beach, central Florida Miami, as well as in the intial stages of developing projects in overseas markets including Thailand. The Company also intends to be involved in infrastructure work, including installation of electric and gas utilities. The Company has an operating competence in the installation of underground utilities and has a trenching machine and other equipment which enables it to carry out trenching projects.

General Contracting Services

      The Company's approach to professional general contracting is based on tradition and uses all the skill sets and modern tools available to the construction professional. The Company uses scheduling software, automated estimating, integrated construction management tools to plan, manage and operate its construction projects. The Company provides hard bid numbers from an extensive, qualified subcontractor database.

      The Company intends to provide its customers with the following:

      o     a listing of possible value engineering ideas with each hard bid;

      o     staging and sequencing plans;

      o     project specific safety plan; and

      o resource loaded scheduling, which indicates the cash flow, manpower and equipment for the project at any given point.

Preconstruction Planning Services

      As  part  of  its   preconstruction   services,   the  Company   offers  a
preconstruction package that includes:

      o     establishment of a realistic budget;

      o     design and permitting assistance;

      o     value engineering alternatives;

      o     weekly meetings with all parties;

      o     schedules for both preconstruction and construction stages;

      o     subcontractor pricing;

      o     recommendations regarding the purchase of long lead items; and

      o     calculation of a guaranteed maximum price.

      The Company did not provide any preconstruction planning services during the fiscal years ended December 31, 2002, 2003 and 2004, respectively.

Construction Management Services

      The  Company  offers  construction   management  services  throughout  the
building cycle and such services include, but are not limited to:

      o     assistance in all phases of permit processing;

      o preparation of all subcontractors' and/or suppliers' purchase orders required in connection with the work;

      o     scheduling,   coordination   and   supervision   of   the   physical
            construction;

      o     establishment of a realistic budget;

      o     monitoring of compliance with assigned responsibilities;

      o     preparation and submission of all necessary documentation;

      o     preparation and maintenance of the project schedule; and

      o     training of the owner in mechanical and other systems operation.

      With respect to providing construction management services, the Company strives to ensure that all parties' roles and responsibilities are clearly defined and that all parties are focused on completing the project. Depending on the customer's needs, some of the preconstruction planning services to be offered by the Company may overlap with the Company's construction management services.

      The Company did not provide any construction management services during the fiscal years ended December 31, 2002, 2003 and 2004, respectively.

Strategic Plan

      The Company intends to pursue a strategy of:

      o bidding on contracts to act as a general contractor or project manager on construction projects;

      o performing general construction services as a general contractor on third party contracts

      o securing long-term contractual relationships via partnering with major institutions and governmental agencies on all levels;

      and

      o     becoming  an  efficient   producer  of  high  quality   construction
            services.

Construction Projects

      Generally, the Company submits bids through the "competitive bid" method, in which the price is the major determining factor, or through submitting proposals to potential customers and the contracts are awarded based on the combination of technical capability and competitive price. If the Company submits the winning bid or proposal, the Company will then enter into a definitive agreement regarding the construction project which was the subject of the bid or the proposal, as applicable.

      The Company bid on several projects but it was not the successful low bidder. During the fiscal year ended December 31, 2005, the Company was involved a few minor and some medium sized construction projects

      On January 20, 2004, the Company and Vertical Associates, Inc. executed a letter of intent to form a joint venture to engage in the construction and marketing of 10 houses located at Norwich, Connecticut. However, no definitive agreement was entered into with respect to this project and the construction was not commenced.

Acquisitions

      On July 31, 2003, the Company  purchased an undeveloped  parcel of land in
Jupiter,   Florida(the  "Jupiter  Lot")  for  $105,000  with  the  intention  of developing a housing model on the property.

      On July 24, 2003, the Company entered into the Construction Bridge Loan & Note (with Balloon Payment) with Phillip Baretti , an individual investor not affiliated with the company. The principal amount of the note was $150,000, payable over 12 months at the annual interest rate of 12%. The Jupiter Lot and 150,000 shares of Common Stock served as collateral for the Company's obligations under the Note. The loan could be prepaid without penalty

      On March 22, 2004, in consideration for $10.00, Mr. Baretti released all of his right, title and interest in the Jupiter Lot to the Company.

      On May 14, 2004, the Company executed an adjustable rate note in the principal amount of $65,000 payable to Sound Mortgage Corporation. Starting from July 1, 2004, the Company was obligated to pay initial monthly payments in the amount of $698.10. The maturity date of the note was June 1, 2019. The note bore an interest rate of 9.99% per year until June 1, 2005, on which date and on the first day of each month thereafter, the interest could be adjusted based on the index by adding 4.5% to the current index. Under the note, the term "index" means the highest Prime Rate published in the "Money Rates" section of the Wall Street Journal each business day, and the term "current index" means the most recent index figure available as of the day before the first date of each month. The interest rate on the note could never be greater than 18% and less than 9.99%. The Company could prepay the note subject to the prepayment penalty of 5%, as computed on the amount of the partial prepayment or on the unpaid principal balance and accrued interest due at the time of the full prepayment, during the first three years of the loan term. The loan was secured by the mortgage deed with respect to the Jupiter Lot.

      Due to the significant appreciation in the value of the property, on September 28, 2004, the Company and Mr. Nurse sold this property for $220,000. The Company paid $27,998.20 to Sound Mortgage Corporation and $69,256.14 to Smart Mortgage Corporation to pay off the mortgage[s] with respect to the Jupiter Lot.

Competition

      The construction industry is highly competitive, and numerous large, well-financed companies with established brand names and significantly greater capabilities and resources provide similar services in the markets in which the Company operates. The Company competes with a variety of national and regional contractors, including, but not limited to, Centex Corporation and Lennar Corporation on a national scale and locally with Scott Robbins Construction, Inc. and The Related Group of Florida. The Company expects competition to be intense for available opportunities. The Company believes that price, responsiveness and customer relationships are key factors in the Company's competition with larger companies providing general contracting, preconstruction planning and construction management services.

Regulation

      The Company must comply with federal, state and local laws and regulations relating to, among other things, zoning, construction permits or entitlements, construction material requirements, density requirements, building design and property elevation, building codes and handling of waste. [CONFIRM] These laws and regulations are subject to frequent change and often increase construction costs. The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. [CONFIRM] These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays and may cause the Company to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

Employees

      As of December 31, 2005, the Company had four employees, Carl Nurse, the Company's President, Chief Executive Officer and Chief Financial Officer, and Lisa Konrath, Commerical Manager , Katherine Arroyave, an accountant John Tawse , Project Manager and an accountant. To deliver the construction projects on hand , management subcontracts some of the projects in their entirety.and on others hires field personnel as is required.

Recent Developments

      In March 2005, the Company entered into a strategic alliance agreement with Ubuy Development Corporation. Because the strategic alliance agreement has not resulted in any construction contracts for the Company, the Company abandoned the agreement .

      In June 2005, the company acquired a property in Chiefland from Munch LLc. The property is a 33,000 square foot former Walmart Store. The property was acquired for stock valued at 2, 100,000. In march 2006, the property was refinanced and due to a condition of the funding placed in a subsidiary, Integral Inc. Current Plans for call for the property to be subdivided into smaller stores and leased initially. Plans are also being developed for a 20,000 sf addition to the property. Siteworks will be the general contractor for this $1,200,000 addition. Construction is planned to start later in the year.

      In the third quarter of 2005, the company retained Prestige Marketing and an affiliated Company Knightsbridge Law, business development companies based in Thailand to assist it in securing projects in Thailand. This arrangement resulted in the company being introduced to the Thai market . Some contracts were entered into, but these contracts have to be reassigned to a Thai company since only thai companies can execute construction companies in Thailand. Consequently a Thai subsidiary was formed , SiteWorks (Thailand) which is 49 % owned by SiteWorks USA. Further the business model was modified wherein SiteWorks Thailand would function as a developer and Builder for affordable housing in Thailand. Therefore the contracts previously secured by SiteWorks USA are being changed to SiteWorks Thailand and are being modified to allow Siteworks Thailand to own the projects it plans to build there. The first of these projects is now in the due diligence stage. Baker and MCKensie, Bangkok Office , Siteworks Thailand attorneys are performing title searches on the properties. When their work is completed, SteWorks Thailand intendt to enter into purchase contracts for the properties on which the intent is to build in the first instance up to 1200 units of affordable housing.

Risk Factors

      Unless the context indicated otherwise, all references to "we," "us," "our" or the "Company" in this subsection "Risk Factors" refer to the Company. We are subject to a number of risks listed below, which could have a material adverse effect on our financial condition, results of operations and value of our Common Stock.


Risks Relating to Our Business

Certain shares of our stock issued by us since incorporation may be invalidly issued under the Florida Business Corporation Act and, as a result, our shareholders may have rescission rights under federal and/or state securities laws.

      As of December 31, 2005, 207,069,021_ shares of Common Stock and 6,200,000_ shares of preferred stock were issued and outstanding. We may not have had the necessary authority to issue shares of our common and preferred stock under the Florida Business Corporation Act. We were an inactive company with no operations from our incorporation in August 2001 and until our merger with RTCI in March 2002. Due to the loss of certain corporate records, we are unable to determine whether the merger with RTCI was properly approved by the stockholders of RTCI and by our shareholders under the applicable state corporate laws. Subsequent to the merger with RTCI, we made several amendments to our articles of incorporation, including changes to our authorized capital stock, which may have been adopted without the proper approval by our shareholders. Our merger with Cork in March 2004 may also have not been properly approved by stockholders of Cork and by our shareholders under the applicable state corporate laws. As a result, shares of our Common Stock and preferred stock issued by us in connection with amendments to the articles of incorporation and/or mergers may be invalid due to the lack of the appropriate shareholders' approval under applicable state corporate law. Invalidly issued shares would be considered void which means that they have the effect of not having been issued at all. Holders of such invalidly issued shares may not have voting or other rights that the shareholders are generally entitled to under the Florida Business Corporation Act. However, such holders may have rescission rights under the federal and/or state securities law.

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the auditors' report related to our financial statements for the fiscal year ended December 31, 2004 that raises doubt about our ability to continue our operations during the next 12 months.

      We had net losses of approximately $1.5 million and $2.6 million for the fiscal years ended December 31, 2004 and 2003, respectively, and generated $220,000 and $13,355 in revenues during the fiscal years ended December 31, 2004 and 2003, respectively. Our auditors included a going concern qualification in their report on our financial statements for the fiscal year ended December 31, 2004. We cannot assure you that we will be able to generate enough revenue or raise sufficient capital to operate our business during the next 12 months. Our existence is dependent upon our management's ability to develop profitable operations and resolve our liquidity problems. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. We may continue to have operating losses in the foreseeable future. If we are unable to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

We may be unable to obtain adequate financing to implement our business plan, which will negatively impact our liquidity and ability to continue our operations.

      We have very limited financial resources. We will need to obtain funding for our working capital needs and business development. Our ability to obtain financing depends, in part, upon prevailing capital market conditions as well as our operating results which may impact our efforts to arrange financing on terms satisfactory to us. Moreover, we may not be able to obtain additional financing by the issuance of additional shares of our capital stock due to the fact that our authorized capital stock may not have been properly approved by our shareholders. See "--Certain shares of our stock issued by us since incorporation may be invalidly issued under the Florida Business Corporation Act and, as a result, our shareholders may have rescission rights under federal and/or state securities laws." If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges. Our failure to obtain capital on acceptable terms will also negatively impact our liquidity and our ability to continue our operations. We received our initiall from Carl Nurse.

We depend on the services of our President to implement our business strategy and the loss of his services will have an adverse effect on our business.

      The extensive experience and contacts of our President, Mr. Nurse, within the construction industry are a critical component of our business strategy. The growth of our operations is dependent upon the personal efforts and abilities of our President to evaluate and pursue our business opportunities. The loss of the services of our President, for any reason, will adversely affect our business.

We may be unable to hire and retain qualified employees which will have an adverse effect on our financial condition and result of operations.

      We believe that our business strategy is substantially dependent upon our ability to attract, hire, retain and motivate qualified employees. We cannot assure you that we will be successful in hiring or retaining the services of qualified managerial, technical or administrative personnel necessary to support our business. Our inability to hire and retain qualified employees will have an adverse effect on our financial condition and results of operations.

Since we have had limited operations, we may be considered a shell company under the federal securities laws which may have an adverse effect on our business.

      Under the federal securities laws, we can be considered a shell company because, at December 31, 2004, we had nominal operations and assets of $31,864 consisting of cash and cash equivalents and nominal other assets. Our future operating results depend on many factors, including, but not limited to demand for our services and the level of competition. As a result of our limited operating history and the competitive nature of the services that we intend to provide, we anticipate that we will operate as a shell company until such time as we can develop stable and revenue-generating operations. Our status as a shell company may have an adverse effect on our business.

We will encounter intense competition from substantially larger and better financed companies which may have a negative impact on our ability to achieve profitable operations.

      Our success depends upon our ability to penetrate the market for general contracting, pre-construction management and construction management services. Our company will compete with more established entities with greater financial resources, longer operating histories and more recognition in the market place than we do. It is also possible that previously unidentified competitors may enter the market place and decrease our chance of acquiring the requisite market share. Our future success will depend upon our ability to penetrate the market quickly and efficiently. Our ability to respond to the evolving demands of the marketplace will play a key role in our success. If we are unable to respond and compete in these markets, it will have a material adverse effect on our results of operations and financial condition and will negatively impact our ability to achieve profitable operations.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act. As a result, current and potential shareholders may lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business and we could be subject to regulatory scrutiny.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we will be required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007, to include in our annual reports on Form 10-KSB, our management's report on internal control over financial reporting and the registered public accounting firm's attestation report on our management's assessment of our internal control over financial reporting. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404 [CONFIRM]. As a result, we cannot guarantee that we will not have any "significant deficiencies" or "material weaknesses" reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

We may be unable to implement our business and growth strategy which will negatively impact our financial condition and results of operations.

      Our growth strategy and ability to generate revenues is largely dependent upon our ability to: (i) develop and provide general contracting, pre-construction planning and construction management services; (ii) hire highly skilled subcontractors; (iii) obtain adequate financing on acceptable terms to fund our growth strategy; (iv) develop and expand our customer base; and (v) negotiate agreements on terms that will permit us to generate adequate profit margins. Our failure with respect to any or all of these factors could impair our ability to successfully implement our growth strategy, which will have an adverse effect on our financial condition and results of operations.

If we are unable to accurately estimate the overall risks, revenues or costs on a contract, we may incur a loss on the contract which will have an adverse effect on our financial condition and results of operations.

      We expect that will mostly enter into fixed price contracts which require us to perform the contract for a fixed price irrespective of our actual costs. As a result, we may realize a profit on these contracts only if we successfully control our costs and avoid cost overruns. We may also enter into cost plus award fee contracts which provide for reimbursement of the costs required to complete a project, but generally have a lower base fee and an incentive fee based on cost and/or schedule performance. If our costs exceed the revenues available under such a contract or are not allowable under the provisions of the contract, we may not receive reimbursement for these costs. Guaranteed maximum price contracts that we may enter into provide for a cost plus fee arrangement up to a maximum agreed-upon price. These contracts also place the risk on us for cost overruns that exceed the guaranteed maximum price. Pre-construction planning and construction management contracts are those under which we agree to manage a project for the customer for an agreed upon fee, which may be fixed or may vary based upon negotiated factors. Profitability on these types of contracts is driven by changes in the scope of work, which could cause cost overruns beyond our control and limit profits on these contracts. Cost overruns, whether due to inefficiency, faulty estimates or other factors, result in lower profit or a loss on a project. We expect that our contracts will be based, in part, on cost estimates that are subject to a number of assumptions. If our estimates of the overall risks, revenues or costs prove inaccurate or circumstances change, we may incur a lower profit or a loss on the contract which will negatively impact our financial condition and results of operations.

We may fail to meet schedule requirements of our contracts which could adversely affect our reputation and/or expose us to financial liability.

      The construction services industry is highly schedule driven and our contracts are likely to be subject to specific completion schedule requirements with liquidated damages charged to us in the event the construction schedules are not achieved. [CONFIRM] Failure to meet any such schedule requirements could cause us to suffer damage to our reputation within the construction industry and customer base, as well as pay significant liquidated damages which will have an adverse effect on our financial condition and results of operation.

Compliance with regulations affecting our business could cause us to incur substantial costs both in time and money.

      We are subject to extensive and complex laws and regulations that affect the construction industry, including, but not limited to, laws and regulations related to zoning, permitted land uses, levels of density, building design, warranties, storm water and use of open spaces. We generally may be required to obtain permits and approvals from local authorities to commence and complete various construction projects. Such permits and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. This process is further complicated by the fact that certain of our projects may be located in foreign countries where we may be unfamiliar with all regulatory requirements and approvals established by foreign governments. See "-- Economic, political and other risks associated with our international operations involve risks that could adversely affect our financial condition and results of operations." Our obligation to comply with the laws and regulations under which we operate, and the obligation of our subcontractors and other agents to comply with these and other laws and regulations, could result in delays in the performance of our service, and cause us to incur substantial costs.

We could incur significant costs as a result of liability under environmental laws which will have an adverse effect on our financial condition and results of operations.

      Our operations are subject to environmental laws and regulations governing, among other matters, the discharge of pollutants into air and water, the handling, storage and disposal of solid or hazardous materials or wastes and the remediation of contamination, sometimes associated with leaks or releases of hazardous substances. Various federal, state and local environmental laws and regulations may impose liability for the entire cost of investigation and clean-up of hazardous or toxic substances. These laws may impose liability without regard to ownership at the time of the contamination or whether or not we caused the presence of contaminants. Violations of these environmental laws and regulations could subject us and our management to fines, civil and criminal penalties, cleanup costs and third party property damage or personal injury claims which will have an adverse affect on our financial condition and results of operations.

Work stoppages and other labor problems could adversely affect our financial condition and results of operations.

      We intend to rely mostly on subcontractors in providing our general contracting services. Certain subcontractors in the construction industry are members of various labor unions. If the unionized workers engage in a strike or other work stoppage, or other subcontractors become unionized, we could experience a disruption of our operations and higher ongoing labor costs, which could adversely affect our financial condition and results of operations.

Timing of the award of a new contract and performance of a new contract may have an adverse effect on our financial condition and results of operation in a particular fiscal quarter.

      It is generally very difficult to predict whether and when we will receive an award of a new contract as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, including, but not limited to, market conditions, financing arrangements and governmental approvals. Our results of operations can fluctuate from quarter to quarter depending on the timing of new contract awards.

      In addition, timing of the revenues and cash flows from our projects can be delayed by a number of factors, including, but not limited to, weather conditions, delays in receiving material and equipment from vendors and changes in the scope of work to be performed. Such delays, if they occur, could have an adverse effect on our financial condition and operating results for a particular fiscal quarter.

We may not be able to fully realize the revenue reported in our backlog which will have an adverse affect on our financial condition and results of operation.

      We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which would reduce, potentially to a material extent, the revenue and profit we actually receive from contracts in backlog. If a customer cancels a project, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. Significant cancellations or delays of projects in our backlog could have an adverse effect on our financial condition and results of operations.

Deterioration in economic conditions generally or in the market regions where we intend to operate could decrease demand and pricing in these areas and adversely affect our financial condition and results of operations.

      The construction industry is sensitive to changes in regional and national economic conditions such as job growth, interest rates and consumer confidence. Material adverse changes in any of these conditions generally, or in the market regions where we intend to operate, could decrease demand and pricing for new construction projects in these areas or result in customer defaults on pending contracts, which could adversely affect the number of deliveries we make or reduce the prices we can charge, either of which could adversely affect our financial condition and results of operations.

Natural disasters and adverse weather conditions could delay deliveries or increase costs of construction projects in affected areas.

      The occurrence of natural disasters or adverse weather conditions in the areas in which we intend to operate can delay deliveries, increase costs and negatively impact the demand for construction projects in affected areas. When natural disasters such as hurricanes, tornadoes, earthquakes, floods and fires affect an area in which we intend to operate or one nearby, there can be a diversion of labor and materials in such area from existing construction projects to rebuilding or repairing the buildings that were either destroyed or damaged in the natural disaster. This can cause delays in construction and delivery of projects in which we may be involved and reduce our revenues, if any.

Economic, political and other risks associated with our international operations involve risks that could adversely affect our financial condition and results of operations.

      We intend to be involved as a general contractor in non-U.S. construction projects. Our international operations may expose us to risks inherent in doing business outside the United States, including, but not limited to:

      o political risks, including risks of loss due to civil disturbances, acts of terrorism or acts of war;


      o     unstable economic, financial and market conditions;

      o     potential incompatibility with foreign joint venture partners;

      o foreign currency controls and fluctuations in currency exchange rates;

      o     trade restrictions;

      o     increases in taxes and the effect of local regulations; and

      o changes in labor conditions, labor strikes and difficulties in staffing and managing international operations.

      Any of these factors could harm our potential international operations. Specifically, failure to successfully manage international growth could result in higher operating costs than anticipated or could delay or preclude altogether our ability to generate revenues which will have an adverse effect on our results of operations and financial condition and results of operations.

Risks Relating to Our Common Stock

Our stock price has been and may continue to be volatile and may result in substantial losses for investors.

      The  trading   price  of  our  Common  Stock  could  be  subject  to  wide fluctuations in response to:

      o     our prospects as perceived by others;

      o     our operating results;

      o differences between our reported results and those expected by investors;

      o     announcements of new contracts by us or our competitors; and

      o general economic or stock market conditions unrelated to our operating performance.

      Fluctuations in our stock price as a result of any of the foregoing factors may result in substantial losses for investors.

Limited trading volume of our Common Stock may contribute to its price volatility.

      Through December 31, 2005, the average daily trading volume during 2005 for our Common Stock was approximately 500,000 shares. We cannot assure you that a more active trading market in our Common Stock will develop. As a result, relatively small trades may have a significant impact on the price of our Common Stock.

We have never paid dividends and do not anticipate paying any in the foreseeable future.

      We have never declared or paid a cash dividend and we do not expect to have any cash with which to pay cash dividends in the foreseeable future. If we do have available cash, we intend to use it to grow our business.

We will be subject to the penny stock rules which may adversely affect trading in our Common Stock.

      On March 29, 2006_, the closing price of Common Stock was $_.04 cnts. Our Common Stock is a "penny stock" security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities.

ITEM 2. DESCRIPTION OF PROPERTY

      On May 30, 2003, the Company entered into a lease agreement with WR Tax Certificates, pursuant to which the Company leases its premises located at 2534 N Miami Ave., Miami, Florida 33127. The rental charge to the Company for its office space is $700.00 per month.

      In May of 2006, the company relocated its main office to 6464 NW 5th Way in Ft. Lauderdale under a three year lease with 491 Cypress Creek BP LLC. The rent agreements calls for a payment of approximately 2857. per moth.

ITEM 3. LEGAL PROCEEDINGS

      There are no pending legal proceedings to which the Company is a party or to which the property of the Company is subject

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      As of Dec 31 there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

      As of March 30, 2005, Common Stock was quoted on the Pink Sheets and the OTC Bulletin Board under the symbol "SWKJE.OB and there was a limited market for Common Stock. The companies stock is also quoted on the Frankfurt exchange as S7J.F

      The table below sets forth for the indicated periods the high and low bid prices for Common Stock as reported by the Pink Sheets. These prices represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                2005                    2004
                       ---------------------   --------------------
                          High         Low        High         Low
                       --------     --------   --------    --------
1st Quarter......      $1.20        $.015      $.30        $.02
2nd Quarter......      $.07         $.02       $.03        $.001
3rd Quarter......      $.08         $.025      $.004       $.01
4th Quarter......      $.13         $.04       $3.10       $..004


      As of March 30, 2006, the closing price of a share of Common Stock was [ 0.04cnts ].

      As of March 30, 2006, there were [949] record holders of Common Stock..

      The Company has not paid any cash dividends since its incorporation and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business. Under the Florida Business Corporation Act, the Company cannot make any distributions to its shareholders if, after such distribution:
(i) the Company would not be able to pay its debts as they become due in the usual course of business; or (ii) the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

Equity Compensation Plan Information

      For the information regarding the Company's equity compensation plans, see
Part III, Item 11 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Sales of Unregistered Securities

            At December 31, 2005, the Company has three classes of stock; a convertible Series A preferred class with a par value of $.001 with 20,000,000 shares authorized, a convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and a common class with a par value of $.001 and 500,000,000 shares authorized.

            At December 31, 2004, the Company has three classes of stock; a convertible Series A preferred class with a par value of $1.00 with 20,000,000 shares authorized, a convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and a common class with a par value of $.001 and 100,000,000 shares authorized.

            The Company in 2005 and 2004 did numerous Amendments to the share structure that may not have had the appropriate shareholder approval (See Note 9)

            The following details the share issuances in 2005 and 2004:

            Preferred Stock:

            In May 2005, the Company issued 5,100,000 shares of convertible preferred Series A shares with voting rights of one preferred share equivalent to 52 to 1 common shares of the Company. The transaction was booked at par value or $5,100.

            In June 2005, the Company issued 1,100,000 shares of preferred Series B valued at $1.00 a share for a partial payment on land.

            There were no preferred stock issuances in 2004.

            Common Stock Transactions:

            2005

            The Company issued 35,000,000 shares of common stock at fair value $1,102,500 for the payment of land. There was $102,500 recorded as beneficial interest.

            The Company issued during the year 10,000,000 shares of stock to the President of the corporation which was recorded as compensation at fair value of $570,000.

            The Company issued during the year 73,265,412 shares of stock to consultants for services rendered at fair value of $3,761,253.

            The Company issued 4,314,266 shares for debt cancellation at fair value of $56,085.

            The Company issued 9,065,000 shares for cash of $55,000 and recorded a beneficial interest amount of $271,950 to account for fair value.

            In April 2005, 2,550,000 shares of par value common stock were cancelled.

            The Company in 2005 provided for an allowance against stock issued as subscriptions receivable of $1,187,650.

            2004


            On April 9, 2004, the Company authorized the issuances of new Series A Preferred Stock. They have authorized the issuance of 20,000,000 shares, and issued 19,813,967 of these shares to the Company's President. These shares were converted in August 2004.

            On August 12, 2004, the Company approved a reverse 1 for 2,000 stock split.


      STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

            For the year ended December 31, 2004, the Company issued 8,000,000 shares of common stock pre-stock split and 4,000 shares of common stock post-stock split as part of the Cork Acquisition; 36,380,000 shares of common stock pre-stock split and 18,190 shares of common stock post-stock split for cash ; 520,300,000 shares of common stock pre-stock split and 1,059,750 shares of common stock post-stock split for subscriptions of stock; 597,000,000 shares of common stock pre-stock split and 3,004,595 shares of common stock post-stock split (which includes 2,972,095 shares of common stock which converted 19,813,967 shares of preferred stock) for compensation to the officer; and 102,520,000 shares of common stock pre-stock split and 51,260 shares of common stock post-stock split for services rendered.

      TEMPORARY EQUITY

            The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of the Securities Act of 1933, as amended and for the issuance of common and preferred stock that may not have been validly authorized. All related amounts that were previously included in common stock and additional paid-in amounts of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer.

            Temporary equity at December 31, 2005 and 2004 was $10,068,558 and $3,815,570, respectively.


      Total shares outstanding as of December 31, 2005 were 207,069.021.

      None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Company has been advised that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. The recipients in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Company, to obtain information about the Company.

      The company has not repurchased any of its shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OR RESULTS OF OPERATION.


Overview

      The Company was incorporated on August 8, 2001 and started its operations in September of 2002. The Company merged with RTCI on March 27, 2002. As a result of the merger, each share of RTCI's stock was exchanged for one share of Common Stock. On March 19, 2004, Cork merged with the Company, and shareholders of Cork received 2,000,000 shares of Common Stock in exchange for all issued and outstanding shares of Cork.

On May, 1999 Automated, Inc. of Nevada merged with Automated, Barbados and the assets that existed prior to the merger were sold to Automated of Nevada for assumption of liabilities. In November of 2001 Automated Nevada entered a sale agreement with RTCI whereby the assets of Automated Barbados were subsequently repurchased by Carl Nurse pursuant to the aborted sale to RTCI. The sale of Automated Nevada, now renamed SiteWorks Building & Development Co, of Florida to RTCI was never successfully concluded (RTCI failed to pay the full price for control of the company) and on March 13, 2002 RTCI was merged in to SiteWorks Inc of Florida .In September of 2002 a default judgement awarding control of RTCI (Automated Nevada) was secured in Nassau County court in favor of Carl Nurse and against RTCI. C Michael Nurse is currently the majority shareholder of Automated (now SiteWorks), Inc (Barbados).

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

On August 13, 2005 the company amended its articles to reduced its authorized common to 500,000,000 shares and amended the conversion of preferred A to common to 52 to 1. The company acquired a 33,000 sf warehouse in Chiefland, Florida from Munch LLC on June 25 2005. The property was paid for with restricted common stock and Preferred B stock for a total of 2, 100,000. The property has a current appraised value of 2,900,000 as of December 2006.

The property was refinanced in March of 2006 with Allied mortgage. As a condition of the refinancing was that the property must be placed in a separate entity. Consequently, title was transferred to Integral Inc, a privately held subsidiary on closing of the refinancing, Siteworks Building holds 80 % of the stock of Integral Inc.

The company plans to lease 10 to 14,000 sf of the space and subdivide the balance of the space into a number of stores to be sold off individually. Plans are being prepared for the approval of the subdivision. David Wilde is the Architect of record and he has been also retained to design a new 20,000 sf. addition at the adjacent vacant lot which is part of the Walmart space. Siteworks Building and Development will be the contractor of record for the estimated $1,200,000 new mall space. The new space will be subdivided and rented initially, and later sold off as individual condo units once approvals are secured.

In its local market, The company has recently initiated operations as a provider of construction services and has secured a number of construction contracts. To date the company has signed contract or commitments as follows:

PROJECT                                     Value       Status            % COMP

SiteWork / VA Hospital for FPL/AEI:        349,000      Jan 06,             10%

Sitework at the FAA for Gavtec/FAA         168,000      start May

Addition to the Wilson House                49,000      compl              100%

C/M  for the Kramer residence:              25,000      completed          100%

Rodriguez residence                        161,000      start summer 06

Ramirez residence                           51,000      in progress         80%

Chiefland Improvements                     400,000      DESIGN/PERMITTING

Chiefland Addition                       1,200,000      DESIGN/Permitting


Management continues to actively bid projects and fully expects to increase its contract backlog this year significantly.

In October 2005 and November 2005, the Company announced its intention to engage in several contracts for construction projects in Thailand. The projects have an estimated contract price of $35,000,000 and include the construction of 1700 low income housing units in Lopari Province, Thailand, construction of luxury units in Phukett and the construction of a 24 unit apartment complex also in Phukett. Commencement of these projects previously scheduled to start in January 2006 have been delayed until later in the year.

Under local law, only majority held Thai companies can engage in projects in Thailand or own property. Therefore, a local Thai subsidiary was formed, SiteWorks (Thailand) of which Siteworks Building and Development USA owns 49% of the authorized shares. The balance of shares are held by Thai citizens. The contracts previously issued to SiteWorks USA have to now be reissued to Siteworks Thailand. Further, management has modified its strategy to allow for direct ownership of projects undertaken in the Thai market. Therefore the low income projects previously announced as service contracts will be undertaken as develop build contracts, with SiteWorks Thailand entering into purchase agreements for the land on which to build the affordable Housing. The due diligence on the first of these projects is being undertaken and on completion management expects to enter into a contract of purchase to acquire the properties and immediately start construction. In anticipation of clean title to these properties, management has retained a local architectural firm to complete the design. This "fast track" approach will enable construction to commence immediately on closing of the contracts of purchase.

The first project will be a 1200 project outside of Bangkok. The second project will be an additional 800 units also on the outskirts of Bankgok. Management fully expects these projects to be onstream with sales commencing by the end of the fiscal year.

The other announced projects will be reviewed on a case by case basis, and if management successfully renegotiates SiteWorks' equity participation, will be undertaken over time as funding and resources allow.

The use of the careful project selection and evaluation tools, management feels that demonstrably superior project selection and attention to quality should allow the Company's services to be effectively marketed against the competition at the currently established price points, while maintaining a good profit margin.

In 2006 the company entered into a number of funding arrangements with different entities. In a private placement with Mercatur Associates of Italy, the company secured commitment to fund for 250,000, secured by 10,000,000 shares of restricted stock. Mercatur manages or operates a fund which trades on the Luxemburg exchange as SICAV 1, 11, & 3 To date this funding has not yet closed.

Also in the third quarter of 2006, the company entered a revolving credit arrangement with Pan American Associates of Florida for funding up to 450,000. To date the company has received approximately 150,000 of the facility.

In the third quarter of 2006, The company entered an agreement with Knightsbridge Law, a Thai Firm, wherein the firm would acquire properties for the company in exchange for 15,000,000 restricted stock. To date no property has been secured and Management has requested the stock be returned.

In the  second  quarter of 2005 the  company  started  trading on the  Frankfurt
Exchange. This step was taken to allow for greater liquidity in the stock. Management continues to evaluate other exchanges on which the company may benefit from having its shares listed and trading.

The Company requires cash for working capital and acquisitions of income real estate and operating construction companies.

A lack of sufficient working capital may prevent the Company from realizing its objectives. Until the Company receives additional funding, it will be unable to grow at its projected rate.

      Our auditors have expressed concerns about the companies ability to continue as a going concern

      Results of Operations

      (Year Ended  December 31, 2005 Compared to Fiscal Year Ended  December 31,
2004)

         As of Dec 31, 2005 our revenues were $130, 158. This represents a decrease from sales of 2004 of 220,000 (59%)

      Our operating expenses increased from $1, 332,393 to 6, 169, 159. This increase in operating expenses were due to extraordinary cost of business development services related to our planned operations in Thailand and the acquisition of the Chiefland property. These operating expenses were funded by the issuance of common stock.Our net loss per share decreased from 62 cnts per share to 5 cnts a share. However we had an increase in the outstanding shares from a weighted average of 1, 965, 859 to 131,644, 678 common shares.Our operating profit decreased from $114,100 to $78, 588, a 68% decrease.

      Our assets increased to $2,100,000 in 2005 from $25, 440 in 2004.

Liquidity and Capital Resources

      The company has limited liquidity. Management has entered in to some funding arrangements with Mercatur Associates, Pan American Funding as described above with limited success. Management expects to secure funding form other as yet unknown sources to increase liquidity.

Related Party Transactions

not applicable

Critical Accounting Policies and Estimates

      n/a

Recently Adopted Accounting Pronouncements

      N/A

FINANCIAL STATEMENTS

                                                                         PAGE(S)

Report of Independent Registered Public Accounting Firm                    F-1

Balance Sheets as of December 31, 2005 and 2004                            F-2

Statements of Operations for the Years Ended
     December 31, 2005 and 2004 with Cumulative Totals Since Inception     F-3

Statements of Changes in Stockholder's Equity (Deficit) for the
     Periods from August 8, 2001 (Inception) through December 31, 2005     F-4

Statements of Cash Flows for the Years Ended
     December 31, 2005 and 2004 with Cumulative Totals Since Inception     F-5

Notes to Consolidated Financial Statements                                 F-6

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY

               (FORMERLY KNOWN AS SITEWORKS, INC. AND SUBSIDIARY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                       PART III DECEMBER 31, 2005 AND 2004

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY

               (FORMERLY KNOWN AS SITEWORKS, INC. AND SUBSIDIARY)

               PART IV INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        PART V DECEMBER 31, 2005 AND 2004



                                                                       PAGE(S)
                                                                       -------

Report of Independent Registered Public Accounting Firm                   1

Balance Sheet as of December 31, 2005                                     3

Statements of Operations for the Years Ended
   December 31, 2005 and 2004                                             4

Statements of Changes in Stockholder's Equity (Deficit) for the
   Years Ended December 31, 2005 and 2004                                 5

Statements of Changes in Temporary Equity for the
   Years Ended December 31, 2005 and 2004                                 6

Statements of Cash Flows for the Years Ended
     December 31, 2005 and 2004                                           7

Notes to Financial Statements                                            8-22

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                       (856) 346-2828 Fax: (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders' of
Siteworks Building and Development Co and Subsidiary

(Formerly Known as Siteworks, Inc. and Subsidiary)

Miami, FL


We have audited the accompanying consolidated balance sheets of Siteworks Building and Development Co and Subsidiary (Formerly Known as Siteworks, Inc. and Subsidiary) (the "Company"), as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity (deficit), changes in temporary equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siteworks Building and Development Co and Subsidiary as of December 31, 2005 and 2004, and the results of its statements of operations, changes in stockholders' equity (deficit), changes in temporary equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As noted in Note 13, the Company has restated its previously issued financial statements for the year ended December 31, 2004. The Company has restated its financial statements to record the merger with Cork Acquisition Company, and to take into effect certain stock splits that occurred previously. This resulted in a decrease in the net loss applicable to common shares of $240,000 and a decrease in the accumulated deficit to $3,887,001 for the year ended December 31, 2004. Additionally, the Company reclassified $60,000 at December 31, 2003 to reduce the deficit and paid in capital due to the Cork transaction. This did not change the net loss in 2004.

Additionally, the Company reclassified $10,068,558 amounts from permanent equity (deifict) to temporary equity due to the possibility of shares issued after March 27, 2002 may not have been validly authorized by shareholder vote. The outcome of this potential violation has not been determined.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes (9, 10 and 11) to the consolidated financial statements, the Company has recurring operating deficits and cash flow concerns that lead to doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Notes (9, 10 and 11). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Additionally, the Company may not have had the authority to issue certain stock and those issuance have been classified to temporary equity (Notes 9 and 10).



/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Gibbsboro, New Jersey

April 30, 2006








MEMBER OF:       AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
                     CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
                     NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA STATE BOARD OF ACCOUNTANCY

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
               (FORMERLY KNOWN AS SITEWORKS, INC. AND SUBSIDIARY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

                                                                                         2005
                                                                                     ------------
  Cash and cash equivalents                                                          $      5,119

  Accounts receivable                                                                      11,240
                                                                                     ------------

Total current assets                                                                       16,359
                                                                                     ------------

  Property and equipment, net                                                           2,124,012
                                                                                     ------------

  Deposits                                                                                 11,950
                                                                                     ------------

TOTAL ASSETS                                                                         $  2,152,321
                                                                                     ============

            LIABILITIES, TEMPORARY AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

  Accounts payable and accrued expenses                                              $     23,000
  Mortgages payable\liens                                                               1,960,000
  Due to officer/stockholder                                                                5,135
  Note payable - related party                                                             13,200
                                                                                     ------------

      Total Current Liabilities                                                         2,001,335
                                                                                     ------------


TEMPORARY EQUITY                                                                       10,068,558

STOCKHOLDERS' EQUITY (DEFICIT)
  Convertible Preferred Stock Series A , $.001 par value, 20,000,000 shares authorized and 5,100,000 0 shares issued and outstanding(see Temporary
     Equity)
  Convertible Preferred Stock Series B , $1.00 par value, 20,000,000 authorized and 1,100,000 shares issued and outstanding(see Temporary Equity)
  Common stock, $.001 par value, 500,000,000 shares authorized; 133,251,020 shares issued and outstanding at December 31, 2005
  Additional paid-in capital

  Deficit                                                                              (9,917,572)
                                                                                     ------------

      Total Stockholders' Equity (Deficit)                                                150,986
                                                                                     ------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)               $  2,152,321
                                                                                     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
               (FORMERLY KNOWN AS SITEWORKS, INC. AND SUBSIDIARY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                DECEMBER 31, 2005


                                                                    RESTATED
                                                      2005             2004
                                                 -------------    -------------

SALES                                            $     130,158    $     220,000

COST OF SALES                                          (51,570)        (105,900)
                                                 -------------    -------------

GROSS PROFIT                                            78,588          114,100
                                                 -------------    -------------


OPERATING EXPENSES
         Officers' compensation                        575,100          597,000
         Advertising                                    30,681           38,041
         Auto                                            6,898            5,286
         Bad debt and other                          1,187,650            8,364
         Salaries,benefits and taxes                   142,940               --
         Professional fees and services              3,761,253          522,437
         Insurance                                      14,417           14,018
         Office expense                                  7,206          103,317
         Rent                                           11,560           12,156
         Travel and other                               30,658            6,692
         Utilities                                      20,346           14,180
         Depreciation                                    6,000            5,693
         Beneficial interest expense                   374,450            5,209
                                                 -------------    -------------
                Total Operating Expenses             6,169,159        1,332,393
                                                 -------------    -------------

         NET LOSS APPLICABLE TO COMMON SHARES    $  (6,090,571)   $  (1,218,293)
                                                 =============    =============

         NET LOSS PER BASIC AND DILUTED SHARES   $       (0.05)   $       (0.62)
                                                 =============    =============

         WEIGHTED AVERAGE NUMBER OF COMMON
             SHARES OUTSTANDING                    131,644,678        1,965,859
                                                 =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                    (FORMERLY SITEWORKS, INC. AND SUBSIDIARY)
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)-RESTATED
                   FOR YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                  Preferred Stock               Common Stock
                                                              Shares         Amount         Shares         Amount
                                                              ------         ------         ------         ------
Balance, December 31, 2003 as restated                                                        18,547             18

Reclassification of shares To Temporary equity                                               (18,547)           (18)
                                                            -----------    ------------   ------------   ------------

Balance, December 31, 2003 as reported

Net loss for the year ended December 31, 2004 as reported

Adjustment


Balance, December 31, 2004 as restated

Net loss for the year ended December 31, 2005
                                                            -----------    ------------   ------------   ------------

Balance December 31, 2005                                            0               0             0              0
                                                            ===========    ============   ============   ============


                                                               Stock             Additional
                                                             Subscription         Paid-In
                                                              Receivable          Capital          Deficit           Total
                                                              ----------          -------          -------           -----
Balance, December 31, 2003 as restated                          (172,500)        2,727,866        (2,608,708)        (53,323)

Reclassification of shares To Temporary equity                   172,500        (2,727,866)                0      (2,555,384)
                                                               ----------       ------------     -------------    ------------

Balance, December 31, 2003 as reported                                                            (2,608,708)     (2,608,708)

Net loss for the year ended December 31, 2004 as reported                                         (1,458,293)     (1,458,293)

Adjustment                                                                                           240,000         240,000

                                                                                                 -------------    ------------
Balance, December 31, 2004 as restated                                                            (3,827,001)     (3,827,001)

Net loss for the year ended December 31, 2005                                                     (6,090,571)     (6,090,571)
                                                               ----------       ------------     -------------

Balance December 31, 2005                                              0                 0        (9,917,572)     (9,917,572)
                                                               ==========       ============     =============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                    (FORMERLY SITEWORKS, INC. AND SUBSIDIARY)
              CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY (DEFICIT)
                   FOR YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                       Preferred Stock A                 Preferred Stock B
                                                                 ----------------------------      ---------------------------
                                                                   Shares            Amount          Shares          Amount
                                                                 -----------      -----------      -----------     -----------
Balance, December 31, 2003 -Tranferred from Permanent Equity              --               --

Shares issued for services                                                --               --

Shares issued for cash                                                    --               --

Shares issued for compensation                                            --               --

Shares issued for compensation                                    19,813,967          198,140

Conversion of preferred shares into common shares                (19,813,967)        (198,140)

Shares subscribed                                                         --               --

Shares issued in acquisition of Cork                                      --               --

Net loss for the year ended December 31, 2004                             --               --
                                                                 -----------      -----------      -----------     -----------

Balance, December 31, 2004 as originally reported                         --      $        --

Adjustment

Balance, December 31, 2004 as Restated

Common stock issued for cash

Common stock issued for compensation

Preferred A shares issued to Founder                               5,100,000            5,100

Preferred B shares issued for land                                                                   1,100,000       1,100,000

Common shares issued for debt cancellation

Reduction of subscription receviable

Common shares issued for land acquisition

Shares cancelled during the year

Stock issue in error

Common shares issued for services


Net loss for the year ended December 31, 2005
                                                                 -----------      -----------      -----------     -----------

Balance, December 31, 2005                                         5,100,000      $     5,100        1,100,000     $ 1,100,000
                                                                 ===========      ===========      ===========     ===========

                                                                                       Stock             Stock
                                                       Common Stock                 Subscription         issued
                                                  Shares            Amount           Receivable         in error
                                               ------------      -------------      -------------     -------------
Balance, December 31, 2003 -
  Tranferred from Permanent Equity                   18,547      $          18      $    (172,500)

Shares issued for services                           51,260                 52                 --

Shares issued for cash                               18,190                 18                 --

Shares issued for compensation                       32,500                 32                 --

Shares issued for compensation                           --                 --                 --

Conversion of preferred shares
  into common shares                              2,972,095              2,972                 --

Shares subscribed                                 1,059,750              1,060         (1,121,600)

Shares issued in acquisition of Cork                  4,000                  4                 --

Net loss for the year ended
  December 31, 2004                                      --                 --                 --
                                               ------------      -------------      -------------     -------------

Balance, December 31, 2004
  as originally reported                          4,156,342              4,156         (1,294,100)

Adjustment

Balance, December 31, 2004 as Restated            4,156,342              4,156         -1,294,100

Common stock issued for cash                      9,065,000              9,065

Common stock issued for compensation             10,000,000             10,000

Preferred A shares issued to Founder

Preferred B shares issued for land

Common shares issued for debt cancellation        4,314,266              4,314

Reduction of subscription receviable                                                    1,294,100

Common shares issued for land acquisition        35,000,000             35,000

Shares cancelled during the year                 (2,550,000)            (2,550)

Stock issue in error                                                                                     (1,960,000)

Common shares issued for services                73,265,412             73,266


Net loss for the year ended
  December 31, 2005
                                               ------------      -------------      -------------     -------------

Balance, December 31, 2005                      133,251,020      $     133,251      $          --     $  (1,960,000)
                                               ============      =============      =============     =============

                                                   Additional
                                                    Paid-In
                                                    Capital           Deficit           Total
                                                  ------------      ------------     ------------
Balance, December 31, 2003 -
  Tranferred from Permanent Equity                $  2,727,866                       $  2,555,384

Shares issued for services                             335,399                            335,451

Shares issued for cash                                 155,217                            155,235

Shares issued for compensation                         398,828                            398,860

Shares issued for compensation                              --                            198,140

Conversion of preferred shares
  into common shares                                   195,168                                 --

Shares subscribed                                    1,293,040                            172,500

Shares issued in acquisition of Cork                   239,996                            240,000

Net loss for the year ended December 31, 2004               --                                 --
                                                  ------------      ------------     ------------

Balance, December 31, 2004 as
  originally reported                                5,345,514                          4,055,569

Adjustment                                            (240,000)                          (240,000)

Balance, December 31, 2004 as Restated               5,105,514                          3,815,570

Common stock issued for cash                           317,885                            326,950

Common stock issued for compensation                   560,000                            570,000

Preferred A shares issued to Founder                                                        5,100

Preferred B shares issued for land                                                      1,100,000

Common shares issued for debt cancellation              51,771                             56,085

Reduction of subscription receviable                                                    1,294,100

Common shares issued for land acquisition            1,067,500                          1,102,500

Shares cancelled during the year                          (450)                            (3,000)

Stock issue in error                                                                   (1,960,000)

Common shares issued for services                    3,687,987                          3,761,253

Net loss for the year ended
  December 31, 2005                                                                            --
                                                  ------------      ------------     ------------

Balance, December 31, 2005                        $ 10,790,207      $         --     $ 10,068,558
                                                  ============      ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                    (FORMERLY SITEWORKS, INC. AND SUBSIDIARY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                  Restated
                                                                   2005             2004
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $(6,090,571)     $(1,218,293)
                                                                -----------      -----------

   Adjustments to reconcile net loss to net cash
     (used in) operating activities
     Bad debt subscriptions                                       1,187,650
     Depreciation and amortization                                    6,000            5,693
     Amortization of beneficial interest                            374,450
     Stock issued for compensation                                  575,100
     Stock issued for services                                    3,761,253          932,450
  Changes in assets and liabilities
     (Increase)Decrease in accounts receivable                      (11,240)           2,700
     (Increase)Decrease in inventory                                     --          105,000
     (Increase) in deposits                                         (10,750)              --
     Increase in accounts payable and other liabilities                 688            2,483
                                                                -----------      -----------
     Total adjustments                                            5,883,151        1,048,326
                                                                -----------      -----------
     Net cash (used in) operating activities                       (207,420)        (169,967)
                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment                               (5,460)          (6,842)
                                                                -----------      -----------
    Net cash (used in) investing activities                          (5,460)          (6,842)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITES
     Proceeds from note payable - related party                      52,262         (138,000)
     Subscriptions receivable                                       106,450               --
     Payments on notes payable - vehicle                             (6,072)          (2,548)
     Increase (decrease) in amounts due officer/stockholder           5,135           (5,246)
     Proceeds from the sale of common stock                          55,000          327,735
                                                                -----------      -----------
       Net cash provided by financing activities                    212,775          181,941
                                                                -----------      -----------
NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                          (105)           5,132

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                 5,224               92
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                         $     5,119      $     5,224
                                                                ===========      ===========
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for interest                       $     5,209      $     5,209
                                                                ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
   Common stock issued for services                             $ 3,761,253      $   932,450
                                                                ===========      ===========

Assumption of Mortgages                                         $ 1,960,000      $        --

Land acquired for stock                                         $ 2,100,000      $        --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

            Siteworks, Inc. (the "Company"), was incorporated in the State of Florida on August 8, 2001. The Company changed its name on April 15, 2005 to Siteworks Building and Development Co.

            On March 13, 2002, the Company merged with Real Time Cars, Inc., a Nevada corporation ("RTCI") resulting in the Company existing as the surviving company. The shareholders of RTCI received one share of the Company's common stock in exchange for each share of common stock owned in RTCI. The merger with RTCI occurred as a result of the termination of an acquisition agreement between RTCI and Automated Management Resources, Ltd. ("AMR"), a Nevada corporation that was controlled by the Company's management and founding stockholders. AMR was incorporated on April 6, 1999 and was engaged in a similar business as the Company through its wholly owned subsidiary, Automated Management resources, Ltd., a Barbados company ("AMR Barbados"). On November 21, 2000, AMR entered into a stock exchange transaction with RTCI, whereby RTCI acquired all of the common stock of AMR and agreed to pay a finders' fee of $200,000 to the President of AMR, and subsequently continued as the surviving corporation changing its name to Real Time Cars, Inc. RTCI defaulted on the finders' fee payment resulting in termination of the stock exchange agreement and merger with the Company on March 13, 2002.

            The Company was incorporated to act as a construction and real estate development company, to acquire operating construction companies, and income producing real estate. The Company's focus is on acquiring construction projects.

On September 29, 2003, the Company acquired Cork Acquisition Corp., a Delaware corporation ("Cork") for 2,000,000 shares of its common stock for all of the common stock of Cork. Prior to the merger, Cork was an inactive company that had no assets or liabilities.

For accounting purposes, the transaction was been accounted for as a capital transaction. Accordingly, the Company will be treated as a continuing entity for accounting purposes.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

      On August 13, 2005, the Company amended its share structure in the following ways: 1) elected to change their preferred stock series A par value from $1.00 to $0.001. 2) Change the conversion ratio of the preferred stock from 300:1 to 52:1 and 3) reduce the common shares authorized from 10,000,000,000 to 500,000,000.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

ITEM 6A.    USE OF ESTIMATES

            The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ITEM 6B.    REVENUE AND COST RECOGNITION

            Currently, the Company anticipates four primary sources of revenue:

            (1) The construction of housing projects in foreign  countries;

            (2) Construction/home repairs in the United States;

            (3) The sale of undeveloped land or real estate;

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ITEM 6C.    REVENUE AND COST RECOGNITION

            The Company's revenue recognition policy for these sources of revenue is as follows. The Company relies on Staff Accounting Bulletin Topic 13, in determining when recognition of revenue occurs. There are four criteria that the Company must meet when determining when revenue is realized or realizable and earned. The Company has persuasive evidence of an arrangement existing; delivery has occurred or services rendered; the price is fixed or determinable; and collectibility is reasonably assured. Sales of real estate are generally recognized under the full accrual method when each of the criteria in paragraph 5 of SFAS 66 are met. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition a gain is deferred until those requirements are met.

            The Company recorded the sale of property under the cost recovery method. When this method is used, no profit is recognized on the sales transaction until the cost of the property sold is recovered. (See Note 3)

            Revenues from fixed-price and modified fixed-priced construction contracts are anticipated to be recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract.

            Contract costs will include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. There are no costs recognized since there were not any contracts in progress for the years ended December 31, 2005 and 2004.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ITEM 6D.    REVENUE AND COST RECOGNITION (CONTINUED)

            Revenues from time and material contracts are recognized currently as the work is performed.

      All revenues earned in 2005 were for small renovations and/or repairs that were completed in 2005.


ITEM 6E.    CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

            The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

ITEM 6F.

ITEM 6G.    FIXED ASSETS

      Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

      Furniture and fixtures            7 Years
      Office equipment and vehicles     5 Years

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ITEM 6H.

ITEM 6I.    INCOME TAXES

      The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

ITEM 6J.    ADVERTISING

      Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the years ended December 31, 2005 and 2004, are included in the consolidated statements of operations.

ITEM 6K.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The following is a reconciliation of the computation for basic and diluted
EPS:

                                                                             Restated
                                                           December 31,     December 31,
                                                               2005            2004
                                                          -------------    -------------
Net Loss                                                  $  (6,090,571)   ($  1,218,293)
                                                          -------------    -------------

             Weighted-average common shares
               outstanding (Basic)                          131,644,678        1,965,859

             Weighted-average common stock equivalents:
                   Stock options and warrants                      --               --
                                                          -------------    -------------

             Weighted-average common shares
                 outstanding (Diluted                       131,644,678        1,965,859
                                                          =============    =============

      Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. The Company has no options or warrants outstanding as of December 31, 2005 and 2004.

      Reclassifications

      Certain amounts for the year ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on net loss for the year ended December 31, 2004.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


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

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

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

NOTE 3-     INVENTORY

      The Company on July 31, 2003, purchased an undeveloped parcel of land in Jupiter, Florida in the amount of $105,000. The Company has recorded this asset as inventory and this amount is stated at cost which includes specifically identifiable costs. The Company held this property until September 28, 2004, which at that time was sold for a price of $220,000.

ITEM 7.

ITEM 8.     NOTE 4-  PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31, 2005 and 2004:

                                        2005           2004
                                    -----------    -----------

Land                                $ 2,100,000             --

Furniture, fixtures and equipment        20,716    $    16,144
Vehicle                                  20,794         20,794
                                    -----------    -----------
                                      2,141,510         36,938
Less: accumulated depreciation          (17,498)       (11,498)
                                    -----------    -----------

Net book value                      $ 2,124,012    $    25,440
                                    ===========    ===========

      Depreciation expense for the years ended December 31, 2005 and 2004 was $6,000 and $5,693, respectively.


ITEM 8A.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood than a material misstatement of the annual or interim financial statements will not be prevented or detected.

Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, has advised management and the board of directors that during their performance of audit procedures for 2005, it had identified the following material weaknesses in our internal controls:

A material weakness exists as of December 31, 2005, with regard to insufficient personnel in the accounting and financial reporting function due to the size of the Company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of December 31, 2005, in controls over closing procedures due to a number of year-end adjustments. There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures, including the (a) recognition of expenses in appropriate periods, and (b) the accounting and reporting of capital transactions.


In order to remediate this material weakness in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of our Consolidated Financial Statements. We are continuing to monitor, evaluate and test the operating effectiveness of these controls.

Other than indicated above, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Siteworks Building and Development Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 5-     NOTES PAYABLE- RELATED PARTY

      The Company had a construction bridge loan and note payable in the amount of $150,000 due to a related party. The note required a balloon payment of principal and interest at a rate of 12% due on July 23, 2004. The note was collateralized by land and 150,000 shares of the Company's common stock. Interest expense in 2004 was $5,209. The Company paid back $123,000 in February and March 2004, and reclassified the remaining $27,000 to another individual who assumed the note payable, which was subsequently paid off. At December 31, 2004 this balance was paid off.

NOTE 6-     DUE TO OFFICER

            The Company had outstanding at December 31, 2005, of $5,135 to an officer/stockholder for expenses advanced on behalf of the Company. There were no specific repayment terms.

ITEM 10.    NOTE 7-  PROVISION FOR INCOME TAXES

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

      At December 31, 2005 and 2004, deferred tax assets approximated the following:

                                                   2005              2004
                                                -----------      -----------
                  Deferred tax asset            $ 2,975,000      $1,148,100
                  Less:  valuation allowance     (2,975,000)     (1,148,100)
                                                 -----------     -----------
                                                $        -0-     $       -0-
                                                 ===========     ===========

      At December 31, 2005 and 2004, the Company had deficits accumulated approximating $9,917,572 and $3,827,000 respectively, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 8-     STOCKHOLDERS' EQUITY (DEFICIT)

            At December 31, 2005, the Company has three classes of stock; a convertible Series A preferred class with a par value of $.001 with 20,000,000 shares authorized, a convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and a common class with a par value of $.001 and 500,000,000 shares authorized.

            At December 31, 2004, the Company has three classes of stock; a convertible Series A preferred class with a par value of $1.00 with 20,000,000 shares authorized, a convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and a common class with a par value of $.001 and 100,000,000 shares authorized.

            The Company in 2005 and 2004 did numerous Amendments to the share structure that may not have had the appropriate shareholder approval (See Note 9)

            The following details the share issuances in 2005 and 2004:

            Preferred Stock:

            In May 2005, the Company issued 5,100,000 shares of convertible preferred Series A shares with voting rights of one preferred share equivalent to 52 to 1 common shares of the Company. The transaction was booked at par value or $5,100.

            In June 2005, the Company issued 1,100,000 shares of preferred Series B valued at $1.00 a share for a partial payment on land.

            There were no preferred stock issuances in 2004.

            Common Stock Transactions:
            2005

            The Company issued 35,000,000 shares of common stock at fair value $1,102,500 for the payment of land. There was $102,500 recorded as beneficial interest.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 8-     STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

            Common Stock Transactions:
            2005 (Continued)

            The Company issued during the year 10,000,000 shares of stock to the President of the corporation which was recorded as compensation at fair value of $570,000.

            The Company issued during the year 73,265,412 shares of stock to consultants for services rendered at fair value of $3,761,253.

            The Company issued 4,314,266 shares for debt cancellation at fair value of $56,085.

            The Company issued 9,065,000 shares for cash of $55,000 and recorded a beneficial interest amount of $271,950 to account for fair value.

            In April 2005, 2,550,000 shares of par value common stock were cancelled.

            The Company in 2005 provided for an allowance against stock issued as subscriptions receivable of $1,187,650.

            2004


            On April 9, 2004, the Company authorized the issuances of new Series A Preferred Stock. They have authorized the issuance of 20,000,000 shares, and issued 19,813,967 of these shares to the Company's President. These shares were converted in August 2004.

            On August 12, 2004, the Company approved a reverse 1 for 2,000 stock split.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 8-     STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

            For the year ended December 31, 2004, the Company issued 8,000,000 shares of common stock pre-stock split and 4,000 shares of common stock post-stock split as part of the Cork Acquisition; 36,380,000 shares of common stock pre-stock split and 18,190 shares of common stock post-stock split for cash ; 520,300,000 shares of common stock pre-stock split and 1,059,750 shares of common stock post-stock split for subscriptions of stock; 597,000,000 shares of common stock pre-stock split and 3,004,595 shares of common stock post-stock split (which includes 2,972,095 shares of common stock which converted 19,813,967 shares of preferred stock) for compensation to the officer; and 102,520,000 shares of common stock pre-stock split and 51,260 shares of common stock post-stock split for services rendered.

NOTE 9-     TEMPORARY EQUITY

            The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of the Securities Act of 1933, as amended and for the issuance of common and preferred stock that may not have been validly authorized. All related amounts that were previously included in common stock and additional paid-in amounts of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer.

            Temporary equity at December 31, 2005 and 2004 was $10,068,558 and $3,815,570, respectively.

NOTE 10-    CONTINGENCY/UNCERTAINTY

            The Company during the year ended December 31, 2005, became aware that some or all of the capital changes were not validly adopted by the Company's Board of Directors, approved by the Company's shareholders, or filed with the Secretary of State as required by the laws of the State of Florida. As a result, it appears that the Company never has been authorized to issue certain shares of its common and preferred stock.

            Therefore, these amounts have been reclassified to temporary equity (See Note 9). In addition, the Company reserved 1,187,650 of subscriptions receivable that may not be collected.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 11-    GOING CONCERN

            As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses since inception and doesn't have the revenue stream to support itself. There is no guaranty whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises doubt about the Company's ability to continue as a going concern.

            In addition, the Company may have issued certain shares of its stock that were not validly authorized (See Notes 8, 9 and 10).

            Management also states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

            The consolidated financial statements do not include any adjustments that might results from t he outcome of these uncertainties.

NOTE 12-    LAND AND MORTGAGES PAYABLE

            In June 2005, the Company issued 1,100,000 shares of preferred stock Series B value at $1.00 a share. The Company also issued 35,000,000 shares of common stock par value valued at $1,000,000 in order to purchase property from Munich LLC. The property was appraised at $2,100,000.

            Subsequently to the purchase, the Company discovered that the property wasn't free and clear of mortgages and/or liens. The Company has paid $2,100,000 for the land and recorded the deed. The Company purports that they are trying to recover the stock issued to the former seller.

            A final determination has not been finalized.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 13-    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND
            RELATED NOTES

            The Company has restated their 2004 financial statements and related notes for the following reasons:

                  A. To take into effect the reverse stock splits that occurred in both 2004 and 2003. The Company has retroactively reflected the reverse stock splits in the consolidated balance sheets, consolidated statement of changes in stockholders' equity (deficit), the earnings per share calculations, and throughout the consolidated financial statements with respect to share amounts

                  B. The company issued 4,000 and 1,000 post split shares of stock in 2004 and 2003 respectively to Cork as part of an agreement. This was part of the capital transaction of Siteworks and Cork.

            The net effect of this restatement is as follows:

                                                          Originally
                                          Restated        Reported
                                            2004            2004
                                        ------------    -------------

Net Loss                                $ (1,218,293)   $  (1,458,293)
                                        ============    =============

Net Loss per Basic and Diluted Shares   $      (0.62)   $       (0.74)
                                        ============    =============

                         SITEWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

ITEM 11. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective June 24, 2004, the board of directors of the Company dismissed the Company's certified public accountants, Liebman Goldberg & Drogin LLP ("Liebman").

      Liebman did not complete its audit, never issued an opinion regarding the Company's financial statements for fiscal years ended December 31, 2003 and 2002, respectively, and only provided the Company with draft opinion and financials.

      Consequently, there was no principal accountant's or any accountant's report on the Company's financial statements for either of the fiscal years ended December 31, 2003 or 2002, respectively, and, therefore, there was no opinion or disclaimer of opinion from any accountant, nor was any accountant's report modified as to uncertainty, audit scope, or accounting principles.

      There were no disagreements with any accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with the fiscal years ended December 31, 2003 or 2002, respectively, and any subsequent period preceding the date of the dismissal.

      The Company requested Liebman to furnish a letter addressed to the SEC stating whether or not it agrees with the statements made by the Company in its current report on Form 8-K dated May 24, 2005. A copy of such letter dated July 20, 2005 was filed with the SEC as an exhibit to the Company's current report on Form 8-K dated July 22, 2005.

      The board of directors of the Company engaged Bagell, Josephs & Company, L.L.C. ("Bagell") as its independent registered public accounting firm effective July 12, 2004. During the fiscal years ended December 31, 2003 and 2002, respectively, and through June 24, 2004, the Company has not consulted with Bagell regarding either: (i) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company's financial statements and neither written nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or event identified in Item 304(a)(1)(iv) of Regulation S-B.

      CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedureswere not effective as of December 31, 2005 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, communicated to the Company's management to allow timely decisions regarding the required disclosure, and reported within the time period specified in the SEC's rules and forms.

      The principal executive officer and principal financial officer determined that no changes in the Company's internal control over financial occurred during the quarter (the Company's fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect the Company's internal control over financial reporting.

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary its procedures and controls.

ITEM 11A. OTHER INFORMATION

      NONE

ITEM 12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth information about the Company's directors and executive officers.

          Name             Age(1)             Position Held in the Company                Director Since
          ----             ------             ----------------------------                --------------
Carl M. Nurse               51     Chairman of the Board, Chief Executive Officer,               2001
                                   Chief Financial Officer, President, Secretary
                                   and Treasurer

Beverly Callender           49     Director                                                    [ 2003 ]

------------------------
(1)      As of March 30, 2006

      [SECTION 2 OF ARTICLE III OF BYLAWS PROVIDES THAT THE NUMBER OF DIRECTORS SHALL BE THREE; MR. NURSE WAS DESIGNATED AS A DIRECTOR IN THE CHARTER; ELECTION OF MS. CALLENDER TO BE DISCUSSED.]

      The Company's directors serve until the next annual meeting of the Company's shareholders and until his or her successor shall have been elected and qualified, except in the event of the director's earlier resignation or removal. There is no family relationship between any of the directors or executive officers of the Company.


      Mr. Nurse founded the Company in August 2001 and has served as the Company's President, Treasurer and Secretary since inception. Mr. Nurse has served as Chairman of the Board,, Chief Executive Officer and Chief Financial Officer since inception Mr. Nurse has been Chief Executive Officer of Automated Management Resources, Ltd. from 1999 until 2001. Mr. Nurse has 25 years of varied experience in all phases of construction and construction management including design, development, construction, administration, marketing, and sales accounting. Mr. Nurse has had over fifteen years management experience in the management construction companies at various levels ranging from scheduling of construction activities through operations and strategic management of the companies. A graduate engineer from Farleigh Dickenson University, Teaneck, New Jersey, Mr. Nurse has had specialized training in a number of relevant areas including: labor relations, production management, quality control, and sales and marketing. Mr. Nurse has held positions of Project Engineer, Scheduling Technician, Project Manager, Construction Manager, Vice President and Chief Executive Officer. Companies worked with included Titian Realty & Construction of New York, Pullman Kellogg of Texas, a builder of power plants, and Walsh Construction of Connecticut, a division of Hydroelectric Plant builder Guy F Atkinson.

      Beverly Callender has served as a director of the Company since 2003. Ms. Callendar has been a self-employed mortgage broker since 2005. From 2003 to 2005, Ms. Callendar served as a mortgage processor for Bank Atlantic. From 2002 to 2003, Ms. Callendar was a substitute teacher in the Broward County School District. In 2003, Ms. Callendar received her MBA from Florida Atlantic
University. From 1997 to 2001, Ms. Callendar was a senior loan officer at General Finance in Barbados. From 1993 to 1997, Ms. Callendar served as the manager of the credit cards and collections department at Mutual Bank in Barbados.

Audit Committee Financial Expert

      The Company does not have a separately-designated audit committee, and, therefore, the Company does not have an audit committee financial expert.

Code of Ethics

      The Company's board of directors adopted the Code of Ethics that applies to the Company's directors, officers and employees, including Chief Executive Officer (i.e., the principal executive officer), Chief Financial Officer (i.e., the principal financial officer), Principal Accounting Officer, Controller or any other person performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14.1 to this Form 10-KSB.

      The Company made no waivers from our changes to the Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section  16(a) of the  Exchange  Act  requires  the  Company's  directors, officers and persons who beneficially own more than 10% of Common Stock (collectively, the "Insiders") to file initial statements of beneficial ownership and statements of changes in their beneficial ownership of Common Stock with the SEC. The SEC regulations require Insiders to furnish the Company with copies of all Section 16(a) statements they file. Based solely on the Company's review of the copies of such statements received by it, the Company believes that the Insiders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2005, except for the replacement issuance of founding shares issued to Mr.Nurse of 10,000,000. common stock.

      EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth information regarding compensation awarded to, earned by or paid to the Company's chief executive officer for all services rendered in all capacities to the Company and its subsidiary.

                                     Annual Compensation                   Long-Term Compensation
                                     -------------------                  ------------------------
                                                                          Restricted   Securities
                                                           Other Annual     Stock      Underlying     All Other
Name and Principal Position  Year    Salary      Bonus     Compensation   Awards ($)   Options (#)  Compensation
---------------------------  ----    ------      -----     ------------   ----------   -----------  ------------
Carl M. Nurse, CEO (1)       2005  $     0         0                       575,100     5,100,000 a          0
                                                                                      10,000,000
                             2004        0         0          $4,764       719,131     3,043,476            0
                                                              ======
                             2003        0         0               0       456,750             0            0

------------------------

(1) The Company has not paid its Chief Executive Officer any salary or bonus during fiscal years ended December 31, 2001, 2002, 2003 and 2004.

(2) Represents the Company's payments of the automobile note payable of $397 per month. [

(3)   A: 5,100,000 preffereed A, 10,000,000 shares of common (S8)

(4)   This represents the dollar value of control stock issued to Mr. Nurse.

      The Company has not granted any options to purchase shares of its Common Stock since its incorporation in 2001

      Agreements Between Mr. Nurse and the Company

      The following brief summaries of the Individual Employment Agreement (the "Agreement") and the Indemnity Agreement (the "Indemnity Agreement") between the Company and Mr. Nurse are not intended to be complete and are qualified in their entirety by reference to the documents attached as exhibits to this Annual Report on Form 10-KSB.

Individual Employment Agreement

      On August 9 2001 , the Company and Mr. Nurse entered into the Agreement, pursuant to which Mr. Nurse is employed as President and Chief Executive Officer of the Company. The Agreement provides that Mr. Nurse's annual salary will be $150,000, when revenues reach $4,000,000, and thereafter the annual salary will increase to $250,000 when revenues reach $10,000,000. The salary will also be reviewed when revenues are in excess of $15,000,000 per year. Generally, the Company agreed to review Mr. Nurse's salary on an annual basis. Mr. Nurse will be eligible to receive a bonus provided Mr. Nurse achieves, in the reasonable opinion of the Company, the objectives agreed between the Company and Mr. Nurse.

      The Agreement states that Mr. Nurse will be provided with a car for work purposes and for his own personal use in non work time. Pursuant to the Agreement, Mr. Nurse will be paid (i) a travel allowance of $20,000 per year;
(ii) an automobile allowance of $1,500 per month; and (iii) an entertainment allowance of $12,000 per year. Under the terms of the Agreement, the Company agreed to provide Mr. Nurse and his family with medical insurance up to a value of $15,000 per year and to pay $1,500 per year to a club or gym that Mr. Nurse joins.

      Under the Agreement, the Company will, to the extent permissible under law, indemnify Mr. Nurse from and against all actions, claims and demands brought against Mr. Nurse by any third party relating to the performance of Mr. Nurse's employment, provided that Mr. Nurse's actions were in good faith and did not involve recklessness, willful neglect or any willful failure to carry out a lawful instruction from the Company.

      Mr. Nurse agreed not to, whether during the term of the Agreement or after its termination for whatever reason, use, disclose or distribute to any person or entity, otherwise than as necessary for the proper performance of his duties and responsibilities under the Agreement, or as required by law, any confidential information, messages, data or trade secrets acquired by Mr. Nurse in the course of performing his services under the Agreement. This includes, but is not limited to, information about the Company's business. All work produced for the Company by Mr. Nurse under the Agreement or otherwise and the right to the copyright and all other intellectual property in all such work is considered to be the sole property of the Company.

      If, while performing his duties and responsibilities under the Agreement, Mr. Nurse becomes aware of any potential or actual conflict between his interests and those of the Company, then Mr. Nurse will be obligated to immediately inform the Company. Where the Company believes that such a conflict does or could exist, it may direct Mr. Nurse to take action(s) to resolve that conflict. When acting in his capacity as an employee, Mr. Nurse agreed to not, either directly or indirectly, receive or accept for his own benefit or the benefit of any person or entity other than the Company any gratuity, emolument, or payment of any kind from any person having or intending to have any business with the Company.

      Mr. Nurse agreed that for a period of one year following the termination of his employment for whatever reason, he will not, either personally, or as an employee, consultant or agent for any other entity or employer, solicit or engage or employ any employee of the Company with whom Mr. Nurse had any dealings when employed with the Company.

      If Mr. Nurse's employment is terminated on the basis of redundancy, Mr. Nurse will be entitled to redundancy compensation in the sum of $50,000. Under the Agreement, "redundancy" is a situation where the position of employment of an employee is or will become surplus to the requirements of the Company's business.

      The Company may terminate the Agreement summarily and without notice for serious misconduct on the part of Mr. Nurse, which includes, but is not limited to: (i) theft; (ii) dishonesty; (iii) harassment of a work colleague or customer; (iv) serious or repeated failure to follow a reasonable instruction;
(v) deliberate destruction of any property belonging to the Company; or (vi) actions which seriously damage the Company's reputation.

      If Mr. Nurse was absent from work for three consecutive working days without any notification to the Company, and the Company has made reasonable efforts to contact Mr. Nurse, the Agreement will automatically terminate on the expiry of the third day without the need for notice of termination of employment.

Indemnity Agreement

      On August 9, 2001, the Company and Mr. Nurse entered into the Indemnity Agreement. Subject to certain exceptions set forth in the Indemnity Agreement, the Company will pay on behalf of Mr. Nurse, and his executors, administrators or assigns, any amount which he is or becomes legally obligated to pay because of any claim or claims made against him because of any act or omission or neglect or breach of duty which he commits or suffers while acting in his capacity as a director or officer of the Company. The payments which the Company will be obligated to make under the Indemnity Agreement will include, inter alia, damages, judgments, settlements, costs of investigation and costs of defense of legal, criminal or equitable actions, claims or proceedings and appeals therefrom, including attorneys' fees of Mr. Nurse, costs of attachment or similar bonds, costs of establishing a right to indemnification under the Indemnity Agreement, and fines, penalties or other obligations or fees imposed by law.

      If a claim under the Indemnity Agreement is not paid by the Company within 60 days after a written claim has been received by the Company, the claimant may at any time thereafter bring suit against the Company to recover the unpaid amount of the claim and if successful, in whole or in part, the claimant also will be entitled to receive from the Company claimant's reasonable attorneys' fees and other expenses of prosecuting such claim.

      Costs and expenses (including attorneys' fees) incurred by Mr. Nurse in defending or investigating any action, suit, proceeding or investigation will be paid by the Company in advance of the final disposition of such matter. Mr. Nurse agrees to repay any such advances in the event that it is ultimately determined that Mr. Nurse is not entitled to indemnification under the terms of the Indemnity Agreement. Notwithstanding the foregoing or any other provision of the Indemnity Agreement, no advance will be made by the Company if a determination is reasonably and promptly made by the board of directors by a majority vote of a quorum of disinterested directors or by independent legal counsel, that, based upon the facts known to the board or counsel at the time such determination is made, (i) Mr. Nurse knowingly and intentionally acted in bad faith, and (ii) it is more likely than not that it will ultimately be determined that Mr. Nurse is not entitled to indemnification under the terms of the Indemnity Agreement.

      Nothing contained in the Indemnity Agreement will be deemed to diminish or otherwise restrict Mr. Nurse's right to indemnification under any provision of the articles of incorporation or bylaws of the Company or under Florida law.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information as of March 30, 2006 with respect to the beneficial ownership of Common Stock by: (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer [and each other executive officer whose total annual salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000]; and (iv) all of the Company's directors and executive officers as a group. As of March 30, 2006, 213,669,026 shares of Common Stock were outstanding.

      The securities "beneficially owned" by an individual, as shown in the table below, are determined in accordance with the definition of "beneficial ownership" set forth in the SEC regulations. Accordingly, beneficially-owned securities may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or convertible securities within 60 days after March 30, 2006. Shares subject to stock options, warrants or convertible securities, which an individual has the right to acquire within 60 days after March 30, 2006, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. Beneficial ownership may be disclaimed as to some of the securities.

          Name and Address of                    Amount and Nature of
          Beneficial Owner*                      Beneficial Ownership                     Percent of Class
---------------------------------------          ----------------------                   -----------------
Carl M. Nurse (1)                                     [5,100,000]                              [100.00]%
                                                      10,000,000                                 5.00%
All directors and executive officers
as a group                                     [5,100,000 Pref A]                              [100.00]%
                                                10,000,000 Common                                   5%

__________________

* The business address of the Company's directors and executive officers if c/o SiteWorks Building & Development Co., 6464 N W 5th Way, Ft. Lauderdale Fl 33309

(1) Restricted Founder l shares issued to Mr. Nurse in lieu of cash compensation.

Equity Compensation Plan Information

The Company did not have any equity compensation plans during the fiscal year ended December 31, 2004.

      In 2005 the company filed an incentive plan to for its employees, and professionals whom the company retains from time to time to perform specific tasks. The initial plan was filed on April 19,2005, and revised on June 8, 2005 subsequently revised again on October 25, 2005. The S8 filings are hereby incorporated by referenced,

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the last five years, Mr. Nurse, and/ or his designees , pursuant to the amended bylaws of the corporation maintained a 51 % equity postion in the company. This position was maintained either thru prefrred stock , common stock or some combination thereof.

      Mr. Nurse, the Company's director and executive officer, entered into certain agreements with the Company. For brief summaries of such agreements see "Item 10. Executive Compensation - Agreements Between Mr. Nurse and the Company."

ITEM 15. EXHIBITS

      The following exhibits are filed with this Form 10-KSB:

2.1            Plan of Merger with RealTimeCars, Inc. dated ________.

2.2            Plan of Merger with Cork Acquisition Corp. dated ________.

3.1            Articles of Incorporation, as amended.

3.2            Bylaws.

4.1

10.1           Employee Incentive and Consultant Compensation Plan a/k/a 2005 Performance Incentive Plan.

10.2           Lease Agreement between the Company and WR Tax Certificates  and 491 Cypress Creek BP LLC and  dated.

10.3           Individual Employment Agreement between the Company and Mr. Nurse .

10.4           Indemnity Agreement between the Company and Mr. Nurse dated August 9, 2001.

10.5           Business Development Retainer Agreement between the Company and Ken Ash Jr. dated February 4, 2004.

10.6           Consulting Agreement between the Company and Nassau International Consultants Inc. dated February 4,
               2004.

10.7           Agreement between the Company and Equitilink, LLC dated April 15, 2004.

10.8           Financing Finder's Fee Agreement between the Company and Falcon Financial Consulting, LLC dated
               December 10, 2004.

10.9           Financing Finder's Fee Agreement between the Company and Kevin Carson and/or KJC Consulting dated
               December 14, 2004.

10.10          Management Consulting Agreement between the Company and David Gaal, Stock Focus Capital dated .

10.11          [Notes]  [SEE NOTES 5, 6, 7TO FINANCIAL STATEMENTS; NOTES RELATED TO THE JUPITER LOT]

10.12          Agreements related to construction projects,

10.13          SICAV 1/Mercatur agreement

10.14          SICAV 11/Mercatur agreement agreement

10.15          Kulka agreement

10.16          Kramer agreement

10.17          Rodriguez agreement

10.18          Chiefland agreement for renovations

10.19          Chiefland agreement for new construction

10.20          Statement regarding computation of per share earnings.

11.1           Code of Ethics and policy regarding directors and officers trading in company securities.

14.1           Prestige Agreement

20.30          Subscription agreement (typical) for

21.1           Subsidiaries of the Company.

23.1           Consent of Bagell, Josephs & Company, L.L.C.

31.1           Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)
               under the Exchange Act.

32.1           Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
               1350.

ITEM 16.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The board of directors has appointed Bagell, Josephs & Company, L.L.C., an independent registered public accounting firm, to serve as the Company's independent auditors for the fiscal years ended December 31, 2004 and 2003, respectively.

Audit Fees

      The aggregate fees billed by Bagell, Josephs & Company, L.L.C. for professional services rendered for the audit of the Company's annual financial statement (and the review of the Company's financial statements included in the Company's quarterly reports on Form 10-QSB) for the fiscal years ended December 31, 2005 and December 31, 2004 were $21,000 and $5,000, respectively.

Audit-Related Fees

      The aggregate fees billed by Bagell, Josephs & Company, L.L.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 and that are not disclosed in the paragraph captioned "Audit Fees" above were $0 and $000, respectively.

Tax Fees

      The aggregate fees billed by Bagell, Josephs & Company, L.L.C. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and December 31, 2004 were $0 and $0, respectively.

All Other Fees

      The aggregate fees billed for services rendered by Bagell, Josephs & Company, L.L.C., other than for services covered by the preceding three paragraphs, for the fiscal years ended December 31, 2004 and December 31, 2003 were $0.00_ and $0.00, respectively. (There are no there fees.)_

Pre-Approval Policies

      [To help ensure the independence of the Company's independent registered public accounting firm, the board of directors has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. Pursuant to this policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be approved in advance by the board of directors. The board of directors may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full board of directors at its next regularly scheduled meeting.]

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEWORKS BUILDING & DEVELOPMENT CO.

/s/ Carl M. Nurse
--------------------------------------------
Carl M. Nurse, President, Chief Executive Officer and
  Chief Financial Officer

Date: ___May 9____, 2006

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                       TITLE                                             DATE
/s/ Carl M. Nurse          President, Chief Executive Officer, Chief         May 9 2006
------------------------   Financial Officer and Director (Principal
Carl M. Nurse              Executive Officer and Principal Financial
                           Officer)

/s/ Beverly Callender      Director                                          May 9, 2006
-----------------------
Beverly Callender

                                  EXHIBIT INDEX

      The following exhibits are filed with this Form 10-KSB:

2.1            Plan of Merger with RealTimeCars, Inc. dated ________.

2.2            Plan of Merger with Cork Acquisition Corp. dated ________.

3.1            Articles of Incorporation, as amended.

3.2            Bylaws.

4.1

10.1           Employee Incentive and Consultant Compensation Plan a/k/a 2005 Performance Incentive Plan.

10.2           Lease Agreement between the Company and WR Tax Certificates dated ________.

10.3           Individual Employment Agreement between the Company and Mr. Nurse dated _______.

10.4           Indemnity Agreement between the Company and Mr. Nurse dated August 9, 2001.

10.5           Business Development Retainer Agreement between the Company and Ken Ash Jr. dated February 4, 2004.

10.6           Consulting Agreement between the Company and Nassau International Consultants Inc. dated February 4,
               2004.

10.7           Agreement between the Company and Equitilink, LLC dated April 15, 2004.

10.8           Financing Finder's Fee Agreement between the Company and Falcon Financial Consulting, LLC dated
               December 10, 2004.

10.9           Financing Finder's Fee Agreement between the Company and Kevin Carson and/or KJC Consulting dated
               December 14, 2004.

10.10          Management Consulting Agreement between the Company and David Gaal, Stock Focus Capital .

10.11          [Notes]  [SEE NOTES 5, 6, 7TO FINANCIAL STATEMENTS; NOTES RELATED TO THE JUPITER LOT]

10.12          [Agreements related to construction projects

11.1           Statement regarding computation of per share earnings.

14.1           Code of Ethics.

21.1           Subsidiaries of the Company.

23.1           Consent of Bagell, Josephs & Company, L.L.C.

31.1           Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)
               under the Exchange Act.

32.1           Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
               1350.