Form 10QSB
period 2006-03-31
SiteWorks Building & Development Co.
filed 2006-06-05
CIK 1106643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 001-32528

                      SITEWORKS BUILDING & DEVELOPMENT CO.
                 (Name of small business issuer in its charter)

          Florida                                     58-2590047
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                  6464 NW`5th Way, Ft Lauderdale Florida 33309
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (954) 489-2961

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title of class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No x|_|

      The issuer's revenues for the quarter ended March 31, 2006 were $130,158.00.

      As of June 2, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $2,476,282.00

      As of June 2, 2006, the number of shares outstanding of the issuer's common stock, $.001 par value per share, was 206,369,021.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB contains revisions and corrections to reports previously filed by Siteworks Building & Development Co. All such revisions and amendments, including those in the quarterly statements for the year ended March 31, 2006 are prominently identified throughout this Report. The company has restated its March 2005 financial statements to reflect the fair value of stock issued in that quarter. The company increased its net loss in March 31, 2005 from $135,444 to $1,637,540. The company originally recorded the stock at $71,668 instead of at fair value of $1,573,764.

ITEM 1

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

            As of June 2, 2006, 206,396,021 shares of Common Stock and 6,200,000 shares of preferred stock were issued and outstanding. We may not have had the necessary authority to issue shares of our common and preferred stock under the Florida Business Corporation Act. We were an inactive company with no operations from our incorporation in August 2001 and until our merger with RTCI in March 2002. Due to the loss of certain corporate records, we are unable to determine whether the merger with RTCI was properly approved by the stockholders of RTCI and by our shareholders under the applicable state corporate laws. Subsequent to the merger with RTCI, we made several amendments to our articles of incorporation, including changes to our authorized capital stock, which may have been adopted without the proper approval by our shareholders. Our merger with Cork in March 2004 may also have not been properly approved by stockholders of Cork and by our shareholders under the applicable state corporate laws. As a result, shares of our Common Stock and preferred stock issued by us in connection with amendments to the articles of incorporation and/or mergers may be invalid due to the lack of the appropriate shareholders' approval under applicable state corporate law. Invalidly issued shares would be considered void which means that they have the effect of not having been issued at all. Holders of such invalidly issued shares may not have voting or other rights that the shareholders are generally entitled to under the Florida Business Corporation Act. However, such holders may have rescission rights under the federal and/or state securities law.

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the auditors' report related to our financial statements for the fiscal year ended December 31, 2005 that raises doubt about our ability to continue our operations during the next 12 months.

            We had net losses of approximately $6,090,071 and $1,298,193 for the fiscal years ended December 31, 2005 and 2004, respectively, and generated $130,158 and $220,000 (restated) in revenues during the fiscal years ended December 31, 2005 and 2004, respectively. Our auditors included a going concern qualification in their report on our financial statements for the fiscal year ended December 31, 2005. We cannot assure you that we will be able to generate enough revenue or raise sufficient capital to operate our business during the next 12 months. Our existence is dependent upon our management's ability to develop profitable operations and resolve our liquidity problems. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. We may continue to have operating losses in the foreseeable future. If we are unable to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

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

            Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we will be required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007, to include in our annual reports on Form 10-KSB, our management's report on internal control over financial reporting and the registered public accounting firm's attestation report on our management's assessment of our internal control over financial reporting. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any "significant deficiencies" or "material weaknesses" reported by our independent registered public accounting firm. Compliance with the requirements of
      Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

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

            On May 16, 2006, the closing price of Common Stock was $0.02. Our Common Stock is a "penny stock" security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities.

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

      Temporary equity at December 31, 2005 and 2004 was $10,068,558 and $3,815,570, respectively. Temporary equity at March 31, 2006 is $10,647,820.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CERTAIN RELEVANT FACTORS

On May, 1999 Automated, Inc. of Nevada merged with Automated, Barbados and the assets that existed prior to the merger were sold to Automated of Nevada for assumption of liabilities. In November of 2001 Automated Nevada entered a sale agreement with RTCI whereby the assets of Automated Barbados were subsequently repurchased by Carl Nurse pursuant to the aborted sale to RTCI. The sale of Automated Nevada, now renamed SiteWorks Building & Development Co, of Florida to RTCI was never successfully concluded (RTCI failed to pay the full price for control of the company) and on March 13, 2002 RTCI was merged in to SiteWorks Inc of Florida. In September of 2002 a default judgement awarding control of RTCI (Automated Nevada) was secured in Nassau County court in favor of Carl Nurse and against RTCI. C Michael Nurse is currently the majority shareholder of Automated (now SiteWorks), Inc (Barbados).

On September 29th, 2003 SiteWorks acquired all the outstanding stock of Cork Acquisition Corp, a Delaware fully reporting company in exchange for maintaining 10% of the outstanding shares of SiteWorks for a period of two years ending September 30, 2005. Documents of merger were subsequently filed in Delaware and in Florida formalizing the merger with Cork, with SiteWorks the surviving Corporation.

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

In March of 2006 preliminary plans were prepared by the Architect of record for both the new addition and the renovations of the existing building. Management expets to have plans completed and submitted to the building department within 90 days for approval and permitting.

The property was refinanced in March of 2006 with Allied mortgage. As a condition of the refinancing was that the property must be placed in a separate entity. Consequently, title was transferred to Integral Inc, a privately held subsidiary on closing of the refinancing, Siteworks Building holds 80 % of the stock of Integral Inc.

The company plans to lease 10 to 14,000 sf of the space and subdivide the balance of the space into a number of stores to be sold off individually. Plans are being prepared for the approval of the subdivision. David Wilde is the Architect of record and he has been also retained to design a new 20,000 sf. addition at the adjacent vacant lot which is part of the Walmart space. Siteworks Building and Development will be the contractor of record for the estimated $1, 200,000 new mall space. The new space will be subdivided and rented initially, and later sold off as individual condo units once approvals are secured.

In its local market, The company has recently initiated operations as a provider of construction services and has secured a number of construction contracts. To date the company has signed contract or commitments as follows:

PROJECT                                     Value             Status           % COMP
SiteWork / VA Hospital for FPL/AEI :        349,000   Jan 06 ,                   15%

Sitework at the FAA for Gavtec/FAA          149,000   start May

Addition to the Wilson House                 49,000   compl                     100%

C/M  for the Kramer residence:               25,000   completed                 100%

Rodriguez residence                         161,000   start summer 06

Ramirez residence                            51,000   in progress                80%

Chiefland Improvements                      400,000   DESIGN/PERMITTING

Chiefland Addition                        1,200,000   DESIGN/Permitting

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

In 2006 the company enetered into a number of funding arrangements with different entities. In a private placement with Mercatur Associates of Italy, the company secured commitment to fund for 250,000, secured by 10,000,000 shares of restricted stock. Mercatur mages or operates a fund which trades on the Luxemburg exchange as SICAV 1, 11, & 3 To date this funding has not yet closed.

Also in the thirds quarter of 2005, the company entered a revolving credit arrangement with Pan American Associates of Florida for funding up to 450,000. To date the company has received approximately 150,000 of the facility.

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

FORWARD LOOKING STATEMENTS

      Statements contained in this quarterly report on Form 10-QSB (the "Form 10-QSB") that are not purely historical are forward-looking statements of SiteWorks Building & Development Co. (the "Company") within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples of forward-looking statements include, but are not limited to:

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In March 2006 La Jolla Cove Investors of San Diego California initiated an action against SiteWorks Building & Development Co.. The complaint stated that SWKJ failed to deliver 10,000,000 shares of free trading stock pursuant to a funding agreement. The agreement was predicated on the effectiveness of an SB 2 registration statement on file at the time of the agreement. The SB 2 was not approved and subsequently withdrawn because management thought the comments received from the SEC were such that it would be in the best interest of the company to withdraw the registration statement and possibly refile the SB 2 at a later time. Management has retained outside counsel to defend itself in the litigation and expects to prevail in the response and countersuit for damages and legal fees.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of March 31st there were no matters submitted to a vote of security Holders.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 31.1 Certification of Principal Executive Officer

      Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SITEWORKS BUILDING & DEVELOPMENT, Co.

                                       By: /s/ Carl Nurse
                                           Carl Nurse
                                           Chief Executive Officer
Dated: June 1, 2006

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
              (FORMERLY KNOWN AS SITEWORKS, INC. AND SUBSIDIARIES)
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
              (FORMERLY KNOWN AS SITEWORKS, INC. AND SUBSIDIARIES)

INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2006 AND 2005

Condensed Consolidated Balance Sheet as of March 31, 2006

Condensed Consolidated Statement of Operations for the Three Months
  Ended March 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statement of Cash Flows for the Three Months
  Ended March 31, 2006 and 2005 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
                  (FOREMERLY SITEWORKS, INC. AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2006

                                         ASSETS

Cash and cash equivalents                                                                 $    117,227
Accounts receivable-net                                                                         33,396
Prepaid and other                                                                              242,930
                                                                                          ------------

  Total current assets                                                                         393,553
                                                                                          ------------

  Property and equipment, net                                                                2,288,767
                                                                                          ------------

  Deposits                                                                                      12,950
                                                                                          ------------

TOTAL ASSETS                                                                              $  2,695,270
                                                                                          ============

             LIABILITIES, TEMPORARY AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

  Accounts payable and accrued expenses                                                   $    146,655
  Mortgages payable and contingency                                                          2,435,601
  Due to officer/stockholder                                                                    32,334
  Note payable - related party                                                                 252,702
  Loan Payable - other                                                                          38,240
                                                                                          ------------
      Total Current Liabilities                                                              2,905,532
                                                                                          ------------

TEMPORARY EQUITY                                                                            10,437,558

STOCKHOLDERS' EQUITY (DEFICIT)
  Convertible Preferred Stock Series A , $.001 par value, 20,000,000  shares authorized and 5,100,000 0 shares issued and outstanding(see Temporary Equity)
  Convertible Preferred Stock Series B , $1.00 par value, 20,000,000 authorized and 1,100,000 shares issued and outstanding(see Temporary Equity)
  Common stock, $.001 par value, 500,000,000 shares authorized;
    205,851,020 shares issued and outstanding at
    March 31, 2006
  Additional paid-in capital
  Deficit                                                                                  (10,647,820)
                                                                                          ------------

      Total Stockholders' Equity (Deficit)                                                    (210,262)
                                                                                          ------------

TOTAL LIABILITIES, TEMPORARY AND STOCKHOLDERS' EQUITY (DEFICIT)                           $  2,695,270
                                                                                          ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
                  (FOREMERLY SITEWORKS, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                                            Restated
                                                                              2006            2005
                                                                         -------------    -------------
SALES                                                                    $      68,617    $          --

COST OF SALES                                                                  (70,351)
                                                                         -------------    -------------

GROSS PROFIT                                                             $      (1,734)   $          --
                                                                         -------------    -------------

OPERATING EXPENSES
                               Officers' compensation                               --               --
                               Advertising                                       3,126            3,427
                               Auto                                              4,959              462
                               Salaries,benefits and taxes                     209,272           18,183
                               Consulting                                       18,000              450
                               Professional fees and services                  374,201        1,586,763
                               Office expense                                   10,525           20,706
                               Rent                                             12,803            2,100
                               Travel and other                                 20,815              841
                               Utilities                                         4,444            2,537
                               Taxes                                            56,202               --
                               Depreciation                                      1,500            1,727
                               Interest                                         12,667              344
                                                                         -------------    -------------
                                      Total Operating Expenses                 728,514        1,637,540
                                                                         -------------    -------------

                               NET (LOSS) APPLICABLE TO COMMON SHARES         (730,248)   $  (1,637,540)
                                                                         =============    =============

                               NET (LOSS) PER BASIC AND DILUTED SHARES   $     (0.0046)   $     (0.3220)
                                                                         =============    =============

                               WEIGHTED AVERAGE NUMBER OF COMMON
                                   SHARES OUTSTANDING                      159,485,437        5,085,218
                                                                         =============    =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
                  (FOREMERLY SITEWORKS, INC. AND SUBSIDIARIES)
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)-RESTATED
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                                     Restated
                                                                        2006           2005
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $  (730,248)   $(1,637,540)
                                                                     -----------    -----------
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities

     Depreciation and amortization                                         1,500          1,727
     Stock issued for services                                           225,000      1,573,764
     Stock issued for Compensation                                       144,000             --

  Changes in assets and liabilities
     Decrease (Increase) in accounts receivable                          (22,156)            --
     (Increase) in deposits                                               (1,000)            --
     (Increase) in Escrow                                               (242,930)
     Increase (Decrease) in accounts payable and other liabilities       123,655         28,625
                                                                     -----------    -----------
     Total adjustments                                                   228,069      1,604,116
                                                                     -----------    -----------

     Net cash (used in) operating activities                            (502,179)       (33,424)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                  (166,255)            --
                                                                     -----------    -----------

     Net cash (used in) investing activities                            (166,255)            --
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
     Proceeds from note payable - related party                          239,502             --
     Proceeds from note payable - vehicle                                 38,240             --
     Proceeds from mortgage payable                                      475,601             --
     Due to officer, net                                                  27,199         13,200
     Proceeds from the sale of common stock                                   --         15,000
                                                                     -----------    -----------

       Net cash provided by financing activities                         780,542         28,200
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                            112,108         (5,224)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                    5,119          5,224
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $   117,227    $        --
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for interest                          $        --    $        --
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
   Common stock issued for services                                      225,000    $ 1,573,764
                                                                     ===========    ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION
            --------------------------------------

            The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated unaudited financial statements and notes are presented as permitted on form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in the condensed consolidated unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated unaudited financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the company later in the year.

            These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION(CONTINUED)

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

            For accounting purposes, the transaction was been accounted for as a reverse merger. Accordingly, the Company will be treated as a continuing entity for accounting purposes.

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
            --------------------------------------

            On August 13, 2005, the Company amended its share structure in the following ways: 1) elected to change their preferred stock series A par value from $1.00 to $0.001. 2) Change the conversion ratio of the preferred stock from 300:1 to 52:1 and 3) reduce the common shares authorized from 10,000,000,000 to 500,000,000.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------

            Principles of Consolidation

            The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

            Use of Estimates

            The preparation of condensed consolidated unaudited financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated unaudited financial statements and accompanying notes. Actual results could differ from those estimates.

            Revenue and Cost Recognition

            Currently, the Company anticipates four primary sources of revenue:

            (1) The construction of housing projects in foreign countries;
            (2) Construction/home repairs in the United States;
            (3) The sale of undeveloped land or real estate;

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------

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

            Contract costs will include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------

Revenue and Cost Recognition (Continued)

            uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. There were no costs since there were not any contracts in progress for the three months ended March 31, 2006 and 2005.

            Revenues from time and material contracts are recognized currently as the work is performed.

            All revenues earned in 2006 were for small renovations and/or repairs that were completed in 2006.

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

            Furniture and fixtures                      7 Years
            Office equipment and vehicles               5 Years

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------

            Income Taxes

            The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

            Advertising

            Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the three months ended March 31, 2006 and 2005, are $4,959 and $3,877, respectively.

            Fair Value of Financial Instruments

            The carrying amount reported in the condensed consolidated unaudited balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

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

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                                 March 31,           March 31,
                                                                   2006                2005
                                                                   ----                ----
            Net (Loss)                                            ($730,248)         ($135,444)
                                                                -----------          ---------

            Weighted-average common shares
              outstanding (Basic)                               159,485,437          5,085,218

            Weighted-average common stock equivalents:
              Stock options and warrants

            Weighted-average common shares
              outstanding (Diluted)                             159,485,437          5,085,218
                                                                ===========          =========

            Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. The Company has no options or warrants outstanding as of March 31, 2006 and 2005.

            Reclassifications

            Certain amounts for the three months ended March 31, 2005 have been reclassified to conform to the presentation of the March 31, 2006 amounts. The reclassifications have no effect on net loss for the three months ended March 31, 2005.

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------

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

            In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment", FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compenasation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------

            Recent Accounting Pronouncements (Continued)

            be recognized in the condensed consolidated unaudited financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

NOTE 3-     INVENTORY

            The Company on July 31, 2003, purchased an undeveloped parcel of land in Jupiter, Florida in the amount of $105,000. The Company has recorded this asset as inventory and this amount is stated at cost which includes specifically identifiable costs. The Company held this property until September 28, 2004, which at that time was sold for a price of $220,000.

NOTE 4-     PROPERTY AND EQUIPMENT

            Property and equipment consists of the following at March 31, 2006

                                                      2006
                                                      ----

            Land                                   $2,100,000

            Other                                     207,765
                                                   ----------
                                                   $2,307,765
            Less: accumulated depreciation            (18,998)
                                                   ----------

            Net book value                         $2,288,767
                                                   ==========

            Depreciation expense for the three months ended March 31, 2006 and 2005 was $1,500 and $1,727, respectively.

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 5-     NOTES PAYABLE- RELATED PARTY

            The company owes a related party . $252,702 at March 31, 2006 with no specific payment terms .

NOTE 6-     DUE TO OFFICER

            The Company had outstanding at March 31, 2006, of $38,204 to an officer/stockholder for expenses advanced on behalf of the Company. There were no specific repayment terms.

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

            At March 31, 2006 and 2005, deferred tax assets approximated the following:

                                               2006               2005
                                            -----------       -----------
            Deferred tax asset              $ 3,194,346       $ 1,278,600
            Less: Valuation allowance        (3,194,346)       (1,278,600)
                                            -----------       -----------
                                            $       -0-       $       -0-
                                            ===========       ===========

            At March 31, 2006 and 2005, the Company had deficits accumulated approximating $10,647,820 and $4,262,445 respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 8-     STOCKHOLDERS' EQUITY (DEFICIT)

            At March 31, 2006, the Company has three classes of stock; a convertible Series A preferred class with a par value of $.001 with 20,000,000 shares authorized, a convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and a common class with a par value of $.001 and 500,000,000 shares authorized.

            At March 31, 2005, the Company had three classes of stock; a convertible Series A preferred class with a par value of $1.00 with 20,000,000 shares authorized, a convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and a common class with a par value of $.001 and 100,000,000 shares authorized.

            The Company in 2006 and 2005 did numerous Amendments to the share structure that may not have had the appropriate shareholder approval (See Note 10)

            The following details the share issuances in 2006 and 2005:

            Common Stock Transactions:
            2006

            The company issued 7,600,000 shares of stock at fair value of $369,000 for compensation and services.

            2005

            The Company issued 3,583,413 shares of common stock for services and compensation at fair value.

            The Company issued 15,000 shares of common stock for cash of $15,000.

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 9-     TEMPORARY EQUITY

            The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of the Securities Act of 1933, as amended and for the issuance of common and preferred stock that may not have been validly authorized. All related amounts that were previously included in common stock and additional paid-in amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer.

            Temporary equity at March 31, 2006 is $10,647,820.

NOTE 10-    CONTINGENCY/UNCERTAINTY

            The Company during the three months ended March 31, 2006 and December 31, 2005 year end became aware that some or all of the capital changes may not have been validly adopted by the Company's Board of Directors, approved by the Company's Shareholders, or filed with the Secretary of State as required by the laws of the State of Florida. As a result, it appears that the Company may not have been authorized to issue certain shares of its common and preferred stock.

            Therefore, these amounts have been reclassified to temporary equity (See Note 9). .

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

NOTE 11-    GOING CONCERN

            As shown in the accompanying condensed consolidated unaudited financial statements, the Company incurred substantial net losses since inception and doesn't have the revenue stream to support itself. There is no guarantee as to whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

            In addition, the Company may have issued certain shares of its stock that were not validly authorized (See Notes 9 and 10 .

            Management also states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

            The condensed consolidated unaudited financial statements do not include any adjustments that might results from the outcome of these uncertainties.

Note 12     Land and Mortgages

            In June 2005, the Company issued 1,100,000 shares of preferred stock Series B value at $1.00 a share. The Company also issued 35,000,000 shares of common stock par value valued at $1,000,000 in order to purchase property from Munich LLC. The property was appraised at $2,100,000.

            Subsequently to the purchase, the Company discovered that the property wasn't free and clear of mortgages and/or liens. The second mortgage of approximately $1,200,000 is in the name of the former seller , but is additionally personally guaranteed by Carl Nurse. The seller has agreed to escrow 35,000,000 shares of common issued as part of the purchase price until the second is paid . The company owes approximately a total $1,200,000 as a first and 1, 200,000 as the second mortgage, by way of the personal Guarantee of its Principal Carl Nurse, on this property

            A final determination has not been finalized.

             SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARIES
               (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2006 AND 2005

Note 13     Restatement

            The company has restated its March 2005 financial statements to reflect the fair value of stock issued in that quarter. The company increased its net loss in March 31, 2005 from $135,444 to $1,637,540. The company originally recorded the stock at $71,668 instead of at fair value of $1,573,764.