Form 10KSB/A
period 2005-12-31
SiteWorks Building & Development Co.
filed 2006-07-06
CIK 1106643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB/A


(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 001-32528

                      SITEWORKS BUILDING & DEVELOPMENT CO.
                 (Name of small business issuer in its charter)

                Florida                                     58-2590047
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      The issuer's revenues for the fiscal year ended December 31, 2005 were $130,158.00.

      As of May 16, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $4,073,381.00

      As of May 16, 2006, the number of shares outstanding of the issuer's common stock, $.001 par value per share, was 213,669,026.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

      This Annual Report on Form 10-KSB/A contains revisions and corrections to reports previously filed by Siteworks Building & Development Co. All such revisions and amendments, including those in the financial statements for the year ended December 31, 2005, are prominently identified throughout this Report.


                                TABLE OF CONTENTS

                                                                                           Page
PART I.......................................................................................1

   ITEM 1.        DESCRIPTION OF BUSINESS....................................................1

   ITEM 2.        DESCRIPTION OF PROPERTY...................................................12

   ITEM 3.        LEGAL PROCEEDINGS.........................................................12

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................12

PART II.....................................................................................13

   ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                  AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES..................13

   ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................16

   ITEM 7.        FINANCIAL STATEMENTS......................................................21

   ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE..................................................21

   ITEM 8A.       CONTROLS AND PROCEDURES...................................................21

   ITEM 8B.       OTHER INFORMATION.........................................................22

PART III....................................................................................23

   ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........................23

   ITEM 10.       EXECUTIVE COMPENSATION....................................................24

   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS...........................................27

   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................28

   ITEM 13.       EXHIBITS..................................................................28

   ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES....................................29

SIGNATURES..................................................................................31

EXHIBIT INDEX...............................................................................32

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-Looking Statements

         Statements contained in this annual report on Form 10-KSB/A (the "Form 10-KSB/A") that are not purely historical are forward-looking statements of SiteWorks Building & Development Co. (the "Company" "we" "us") within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples of forward-looking statements include, but are not limited to:

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

General

         Siteworks Building & Development Co. was incorporated in the State of Florida on August 8, 2001 under the name Siteworks, Inc. The Company changed its name to its current name on April 15, 2005.

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

         On September 29, 2003, the Company acquired Cork Acquisition Corp., a Delaware corporation for 2,000,000 shares of its common stock for all of the common stock of Cork. Prior to the merger, Cork was an inactive company that had no assets or liabilities.

         The Company's businesses include construction and real estate development, general contracting, and preconstruction planning and construction management services. The Company is currently managing projects in West Palm Beach, Miami, and is in the initial stages of project development in overseas markets including Thailand. The Company also intends to expand into infrastructure work, including installation of electric and gas utilities. The Company has operating competence in the installation of underground utilities and owns certain specialty equipment which will enable it to carry out trenching projects.

General Contracting Services

         The Company's approach to professional general contracting is based on tradition and employs all the skill sets and modern tools available to the construction professional. The Company utilizes scheduling software, automated estimating, integrated construction management tools to plan, manage and operate its construction projects. The Company provides hard bid numbers from an extensive, qualified subcontractor database.

         The Company intends to provide to its customers the following:

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

         The Company has not yet provided any preconstruction planning services.

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

         The Company has not yet provided any construction management services.

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

Construction Projects

         Generally, the Company submits bids through the "competitive bid" method, in which the price is the major determining factor, or through submitting proposals to potential customers whereby the contracts are awarded based on the combination of technical capability and competitive price. If the Company submits the winning bid or proposal, the Company will then enter into a definitive agreement regarding the construction project which was the subject of the bid or the proposal, as applicable.

         During 2005, the Company bid on several projects, none of which were successful. During the fiscal year ended December 31, 2005, the Company participated in small and medium sized construction projects.

Acquisitions

         On September 28, 2004, the Company sold for $220,000 a vacant, undeveloped parcel of land in Jupiter, Florida. The Company acquired the land on July 31, 2003 for $105,000 and incurred mortgages of $27,998 and $69,256, which mortgages were satisfied at the time of the sale.

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

Regulation

         The Company must comply with federal, state and local laws and regulations relating to, among other things, zoning, construction permits or entitlements, construction material requirements, density requirements, building design and property elevation, building codes and handling of waste. These laws and regulations are subject to frequent change and often increase construction costs. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

         Despite the past standards to obtain necessary permits and approvals for communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and substantial expenditures for pollution and water quality control, which could have a material adverse effect on our profitability. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretation and application.

Employees

         As of December 31, 2005, the Company had four full time employees, Carl Nurse, the Company's President, Chief Executive Officer and Chief Financial Officer, Lisa Konrath, Commerical Manager , Katherine Arroyave, accountant and John Tawse , Project Manager and an accountant. The Company hires subcontractors or contract labor on an as needed basis.

Recent Developments

         In March 2005, the Company entered into a strategic alliance agreement with Ubuy Development Corporation. Because the strategic alliance agreement has not resulted in any construction contracts for the Company, the Company rescinded the agreement.

         In June 2005, the company acquired from Munch LLC a vacant 33,000 square foot building that was formerly used as a Walmart Store in Chiefland Florida. The property was acquired for company stock valued at $2,100,000. In March 2006, the property was refinanced and due to a condition of the funding, placed in a subsidiary, Integral Inc. Current plans call for the property to be subdivided into smaller stores and leased initially. Plans are also being developed for a 20,000 square foot addition to the property. The Company will be the general contractor for this proposed $1,200,000 addition.

         In the third quarter of 2005, the company retained Prestige Marketing and an affiliated Company Knightsbridge Law, business development companies based in Thailand to assist it in securing projects in Thailand. This arrangement resulted in the company being introduced to the Thai market. Some contracts were entered into, but these contracts have to be reassigned to a Thai company since only Thai companies can execute construction companies in Thailand. Consequently a Thai subsidiary was formed , SiteWorks (Thailand) which is 49 % owned by SiteWorks USA. Further the business model was modified wherein SiteWorks Thailand would function as a developer and Builder for affordable housing in Thailand. Therefore the contracts previously secured by SiteWorks USA are being changed to SiteWorks Thailand and are being modified to allow Siteworks Thailand to own the projects it plans to build there. The first of these projects is now in the due diligence stage. Baker and McKenzie (Bangkok office), the Company's Thailand attorneys are performing title searches on the properties. When their work is completed, SiteWorks Thailand intends to enter into purchase contracts for the properties on which we intend to build in the first instance up to 1200 units of affordable housing.

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

         As of December 31, 2005, 198,251,020 shares of Common Stock and 5,100,000 shares of preferred stock were issued and outstanding. We may not have had the necessary authority to issue shares of our common and preferred stock under the Florida Business Corporation Act. We were an inactive company with no operations from our incorporation in August 2001 and until our merger with RTCI in March 2002. Due to the loss of certain corporate records, we are unable to determine whether the merger with RTCI was properly approved by the stockholders of RTCI and by our shareholders under the applicable state corporate laws. Subsequent to the merger with RTCI, we made several amendments to our articles of incorporation, including changes to our authorized capital stock, which may have been adopted without the proper approval by our shareholders. Our merger with Cork in March 2004 may also have not been properly approved by stockholders of Cork and by our shareholders under the applicable state corporate laws. As a result, shares of our Common Stock and preferred stock issued by us in connection with amendments to the articles of incorporation and/or mergers may be invalid due to the lack of the appropriate shareholders' approval under applicable state corporate law. Invalidly issued shares would be considered void which means that they have the effect of not having been issued at all. Holders of such invalidly issued shares may not have voting or other rights that the shareholders are generally entitled to under the Florida Business Corporation Act. However, such holders may have rescission rights under the federal and/or state securities law.

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the auditors' report related to our financial statements for the fiscal year ended December 31, 2005 that raises doubt about our ability to continue our operations during the next 12 months.

         We had net losses of approximately $6,090,571 and $1,218,293 for the fiscal years ended December 31, 2005 and 2004, respectively, and generated $130,158 and $220,000 (restated) in revenues during the fiscal years ended December 31, 2005 and 2004, respectively. Our auditors included a going concern qualification in their report on our financial statements for the fiscal year ended December 31, 2005. We cannot assure you that we will be able to generate enough revenue or raise sufficient capital to operate our business during the next 12 months. Our existence is dependent upon our management's ability to develop profitable operations and resolve our liquidity problems. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. We may continue to have operating losses in the foreseeable future. If we are unable to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

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

         In May of 2006, the company relocated its main office to 6464 NW 5th Way in Ft. Lauderdale under a three year lease with 491 Cypress Creek BP LLC. The rent agreements calls for a payment of approximately 2200. per moth.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party or to which the property of the Company is subject

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 2005, no matters were submitted to a vote of the security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

         As of May 16, 2006, our Common Stock was quoted on the OTC Bulletin Board under the symbol "SWKJE.OB" and there was a limited market for Common Stock. The companies stock is also quoted on the Frankfurt exchange as SW7.DE

         The table below sets forth for the indicated periods the high and low bid prices for Common Stock. These prices represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                2005                        2004
                     -------------------------    ------------------------
                        High           Low           High          Low
                     ----------     ----------    -----------   ----------
1st Quarter......... $    2.25      $    0.35     $    18       $    0.016
2nd Quarter......... $    0.135     $    0.011    $     0.019   $    0.001
3rd Quarter......... $    0.064     $    0.012    $     1.5     $    0.00
4th Quarter......... $    0.145     $    0.032    $     0.61    $    0.15

         As of May 16, 2006, the closing price of a share of Common Stock was $0.02.

         As of March 30, 2006, there were 949 record holders of Common Stock.

         The Company has not paid any cash dividends since its incorporation and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business. Subject to Florida law, payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, upon earnings, financial condition and capital requirements. Florida Law restricts the payment of dividends if after payment (i) a Florida corporation cannot pay its debts as they come due or (ii) total assets are less than total liabilities plus liquidation preferences of classes of stock having superior preferential rights.

Equity Compensation Plan Information

         For the information regarding the Company's equity compensation plans, see Part III, Item 11 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Sales of Unregistered Securities

Described below are the securities sold by us during 2005 and 2004 without registering the securities under the Securities Act of 1933 (the "Securities Act") and which were not previously disclosed in a report on Form 10-KSB or Form 10-QSB. We believe that the sales of such securities under such circumstances were exempt from registration under the Securities Act by virtue of Section 4(2) thereof and Rule 506 thereunder as nonpublic offerings.

                  At December 31, 2005, the Company had three classes of stock:
                  (a) convertible Series A preferred class with a par value of $.001 with 20,000,000 shares authorized, (b) convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and (c) common class with a par value of $.001 and 500,000,000 shares authorized.

                  At December 31, 2004, the Company had three classes of stock:
                  (a) convertible Series A preferred class with a par value of $1.00 with 20,000,000 shares authorized, (b) convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and (c) common class with a par value of $.001 and 100,000,000 shares authorized.

                  The Company in 2005 and 2004 effectuated numerous Amendments to the share structure that may not have had the appropriate shareholder approval (See Note 9)

                  The following details the share issuances in 2005 and 2004:

                  Preferred Stock:

                  In May 2005, the Company issued 5,100,000 shares of convertible preferred Series A shares with voting rights of one preferred share equivalent to 52 to 1 common shares of the Company. The transaction was booked at par value or $5,100.

                  In June 2005, the Company issued 1,100,000 shares of preferred Series B valued at $1.00 a share for a partial payment of land.

                  There were no preferred stock issuances in 2004.

                  Common Stock Transactions:

                           2005

                  The Company issued 35,000,000 shares of common stock at fair value of $1,102,500 for the payment of land. There was $102,500 recorded as beneficial interest.

                  The Company issued during the year 10,000,000 shares of stock to the President of the Company which was recorded as compensation at fair value of $570,000.

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

                           2004

                  On April 9, 2004, the Company authorized the issuances of new Series A Preferred Stock. They have authorized the issuance of 20,000,000 shares, and issued 19,813,967 of these shares to the Company's President. These shares were converted to common stock in August 2004.

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

                  Temporary equity at December 31, 2005 and 2004 was $10,068,558 and $3,815,570, respectively.

         Total shares outstanding as of December 31, 2005 were 198,251,020. On August 13, 2005, the Company amended its share structure in the following ways:
1) elected to change their preferred stock series A par value from $1.00 to $0.001. 2) Change the conversion ratio of the preferred stock from 300:1 to 52:1 and 3) reduce the common shares authorized from 10,000,000,000 to 500,000,000.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in "Management's Discussion and Analysis or Plan of Operation" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. We have included Risk Factors relating to an investment in Siteworks.

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

         On September 29, 2003 SiteWorks acquired all the outstanding stock of Cork Acquisition Corp, a Delaware fully reporting company in exchange for maintaining 10% of the outstanding shares of SiteWorks for a period of two years ending September 30, 2005. Documents of merger were subsequently filed in Delaware and in Florida formalizing the merger with Cork , with SiteWorks the surviving Corporation.

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

         In its local market of south Florida, the company has recently initiated operations as a provider of construction services and has secured a number of construction contracts. To date the company has signed contract or commitments as follows:


PROJECT                                      Value            Status                 % COMP
SiteWork / VA Hospital for FPL/AEI :        $349,000          Jan 06                   10 %

Sitework at the FAA for Gavtec/FAA           149,000          start May

Addition to the Wilson House                  49,000          completed                100%

C/M  for the Kramer residence:                25,000          completed                100%

Rodriguez residence                          161,000          start summer 06

Ramirez residence                             51,000          in progress               80%

Chiefland Improvements                       400,000          DESIGN/PERMITTING

Chiefland Addition                         1,200,000          DESIGN/Permitting

Management continues to actively bid projects and fully expects to increase its contract backlog this year significantly.

         In October and November 2005, the Company announced its intention to seek several contracts for construction projects in Thailand. The projects have an estimated contract price of $35,000,000 and include the construction of 1700 low income housing units in Lopari Province, Thailand, construction of luxury units in Phukett and the construction of a 24 unit apartment complex also in Phukett. Commencement of these projects previously scheduled to start in January 2006 have been delayed until later in the year.

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

         In the third quarter of 2005, the company entered a revolving credit arrangement with Pan American Associates of Florida for funding up to 450,000.

         Also in the third quarter of 2006, the company entered an agreement with Knightsbridge Law, a Thai Firm, wherein the firm would acquire properties for the company in exchange for 15,000,000 restricted stock. To date no property has been secured and Management has requested the stock be returned.

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

         Our auditors have expressed concerns about the Company's ability to continue as a going concern

         Results of Operations

         Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004.

         For the year ended December 31, 2005, our revenues were $130,158 as compared to $220,000 for the year ended December 31, 2004. This 41% decrease is due to a decrease of sales from 2004.

         Our operating expenses increased from $1,332,393 to $6,169,159. This $4,836,766 increase in operating expenses were due to extraordinary cost of business development services related to our planned operations in Thailand and the acquisition of the Chiefland property. These operating expenses were funded by the issuance of common stock.

         Our net loss decreased from $0.62 per share to $0.05 per share. However we had an increase in the outstanding shares from a weighted average of 1,965, 859 to 131,644, 678 common shares.

         Our gross operating profit decreased from $114,100 in 2004 to $78,588 in 2005, a 68% decrease.

         Our assets increased to $2,152,321 in 2005 from $25,440 in 2004.

Liquidity and Capital Resources

Plan of Operations

During the next twelve months, we intend to continue our business locating and acquiring property on which we have a reasonable expectation residential or commercial construction projects can be developed and by bidding on tenders or negotiating contracts as the landowners contact us to perform construction on our projects. We expect our cash requirement for the operations of our business to be financed through the cash flow from operations and the money raised from private investment. We expect to have to raise additional funds in the next 12 months.

Liquidity and Capital Resources

Since the date of our incorporation, we have raised capital through private offerings pursuant to various exemptions promulgated under the Securities laws . The remainder of our capital resources will be earned from the operations of the business. We arehopeful that the company will be profitable in the coming year of operation and earn the necessary money to continue the operation.

At December 31, 2005 we had cash and cash equivalents of $16,359. This cash combined with the monies raised from private offerings and our operating revenue will not provide sufficient cash and cash equivalents to fund our operations for the next 12 months.

If cash generated from operations, our offerings and present cash is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments, or agreements with respect to any acquisition of other businesses we may, from time to time, evaluate potential acquisitions of other construction businesses to enhance our business. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any such financing may be dilutive to existing investors.

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

Related Party Transactions

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) or Statement 123(R). Statement 123(R) revises Statement No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. Statement 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. Accordingly, the provisions of Statement 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date.

ITEM - 7  FINANCIAL STATEMENTS






              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
               (FORMERLY KNOWN AS SITEWORKS, INC. AND SUBSIDIARY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
               (FORMERLY KNOWN AS SITEWORKS, INC. AND SUBSIDIARY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


                                                                         PAGE(S)
                                                                         -------

Report of Independent Registered Public Accounting Firm                      F-1

Balance Sheet as of December 31, 2005                                        F-3

Statements of Operations for the Years Ended
   December 31, 2005 and 2004                                                F-4

Statements of Changes in Stockholder's Equity (Deficit) for the
   Years Ended December 31, 2005 and 2004                                    F-5

Statements of Changes in Temporary Equity for the
   Years Ended December 31, 2005 and 2004                                    F-6

Statements of Cash Flows for the Years Ended
     December 31, 2005 and 2004                                              F-7

Notes to Financial Statements                                         F-8 - F-21

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

The Company has also amended the number of common shares reflected on its December 31, 2005 balance sheet. The amendment did not effect net loss or equity of the company.

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

                      SITEWORKS BUILDING AND DEVELOPMENT CO
                    (FORMERLY SITEWORKS, INC. AND SUBSIDIARY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005


                                ASSETS
                                                                     Restated
                                                                       2005
                                                                   ------------
  Cash and cash equivalents                                        $      5,119
  Accounts receivable                                                    11,240
                                                                   ------------
Total current assets                                                     16,359
                                                                   ------------
  Property and equipment, net                                         2,124,012
                                                                   ------------
  Deposits                                                               11,950
                                                                   ------------
TOTAL ASSETS                                                       $  2,152,321
                                                                   ============

     LIABILITIES, TEMPORARY AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

  Accounts payable and accrued expenses                            $     23,000
  Mortgages payable\liens                                             1,960,000
  Due to officer/stockholder                                              5,135
  Note payable - related party                                           13,200
                                                                   ------------
      Total Current Liabilities                                       2,001,335
                                                                   ------------
TEMPORARY EQUITY                                                     10,068,558
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Convertible Preferred Stock Series A , $.001 par value,
     20,000,000 shares authorized and 5,100,000 0 shares
     issued and outstanding(see Temporary Equity)
  Convertible Preferred Stock Series B , $1.00 par value,
     20,000,000 authorized and 1,100,000 shares issued
     and outstanding(see Temporary Equity)
  Common stock, $.001 par value, 500,000,000 shares
    authorized; 198,251,020 shares issued and outstanding
    at December 31, 2005
  Additional paid-in capital
  Deficit                                                            (9,917,572)
                                                                   ------------
      Total Stockholders' Equity (Deficit)                           (9,917,572)
                                                                   ------------
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                                 $  2,152,321
                                                                   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      SITEWORKS BUILDING AND DEVELOPMENT CO
                    (FORMERLY SITEWORKS, INC. AND SUBSIDIARY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                          RESTATED          RESTATED
                                                            2005              2004
                                                        ------------      ------------
SALES                                                   $    130,158      $    220,000

COST OF SALES                                                (51,570)         (105,900)
                                                        ------------      ------------
GROSS PROFIT                                                  78,588           114,100
                                                        ------------      ------------
OPERATING EXPENSES
         Officers' compensation                              575,100           597,000
         Advertising                                          30,681            38,041
         Auto                                                  6,898             5,286
         Bad debt and other                                1,187,650             8,364
         Salaries,benefits and taxes                         142,940                --
         Professional fees and services                    3,761,253           522,437
         Insurance                                            14,417            14,018
         Office expense                                        7,206           103,317
         Rent                                                 11,560            12,156
         Travel and other                                     30,658             6,692
         Utilities                                            20,346            14,180
         Depreciation                                          6,000             5,693
         Beneficial interest expense                         374,450             5,209
                                                        ------------      ------------
                Total Operating Expenses                   6,169,159         1,332,393
                                                        ------------      ------------
     ### NET LOSS APPLICABLE TO COMMON SHARES           $ (6,090,571)     $ (1,218,293)
                                                        ============      ============
         NET LOSS PER BASIC AND DILUTED SHARES          $      (0.06)     $      (0.62)
                                                        ============      ============
         WEIGHTED AVERAGE NUMBER OF COMMON
             SHARES OUTSTANDING                           98,218,292         1,965,859
                                                        ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                    (FORMERLY SITEWORKS, INC. AND SUBSIDIARY)
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)-RESTATED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                        Preferred Stock                     Common Stock
                                                                   Shares             Amount         Shares                Amount
                                                                   ------             ------         ------                ------

Balance, December 31, 2003 as restated                                                                18,547                 18

Reclassification of shares To Temporary equity                                                       (18,547)               (18)
                                                                   ------             ------         -------               ------
Balance, December 31, 2003 as reported

Net loss for the year ended December 31, 2004 as reported

Adjustment

Balance, December 31, 2004 as restated

Net loss for the year ended December 31, 2005
                                                                   ------             ------         -------               ------
Balance December 31, 2005                                               0                  0               0                    0
                                                                   ======             ======         =======               ======

                                                                      Stock         Additional
                                                                   Subscription      Paid-In
                                                                    Receivable       Capital            Deficit         Total
                                                                    ----------       -------            -------         -----

Balance, December 31, 2003 as restated                                (172,500)      2,727,866        (2,608,708)        (53,323)

Reclassification of shares To Temporary equity                         172,500      (2,727,866)                0      (2,555,384)
                                                                    ----------      ----------        ----------      ----------
Balance, December 31, 2003 as reported                                                                (2,608,708)     (2,608,708)

Net loss for the year ended December 31, 2004 as reported                                             (1,458,293)     (1,458,293)

Adjustment                                                                                               240,000         240,000
                                                                                                      ----------      ----------
Balance, December 31, 2004 as restated                                                                (3,827,001)     (3,827,001)

Net loss for the year ended December 31, 2005                                                         (6,090,571)     (6,090,571)
                                                                    ----------      ----------        ----------      ----------
Balance December 31, 2005                                                    0               0        (9,917,572)     (9,917,572)
                                                                    ==========      ==========        ==========      ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                    (FORMERLY SITEWORKS, INC. AND SUBSIDIARY)
         CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY (DEFICIT)-RESTATED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                            Preferred Stock A                   Preferred Stock B
                                                                         Shares           Amount             Shares           Amount
                                                                         ------           ------             ------           ------

Balance, December 31, 2003 -Tranferred from Permanent Equity                  --              --

Shares issued for services                                                    --              --

Shares issued for cash                                                        --              --

Shares issued for compensation                                                --              --

Shares issued for compensation                                        19,813,967         198,140

Conversion of preferred shares into common shares                    (19,813,967)       (198,140)

Shares subscribed                                                             --              --

Shares issued in acquisition of Cork                                          --              --

Net loss for the year ended December 31, 2004                                 --              --
                                                                       ---------    ------------          ---------     ------------
Balance, December 31, 2004 as originally reported                             --    $         --

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

Common shares issued for debt cancellation

Reduction of subscription receviable

Common shares issued for land acquisition

Shares cancelled during the year

Stock issue in error

Reg S common shares issued

Common shares issued for services

Net loss for the year ended December 31, 2005
                                                                       ---------    ------------          ---------     ------------
Balance, December 31, 2005                                             5,100,000    $      5,100          1,100,000     $  1,100,000
                                                                       =========    ============          =========     ============

                                                                                                                    Stock
                                                                                 Common Stock                    Subscription
                                                                         Shares                Amount            Receivable
                                                                         ------                ------            ----------

Balance, December 31, 2003 -Tranferred from Permanent Equity             18,547            $         18         $   (172,500)

Shares issued for services                                               51,260                      52                   --

Shares issued for cash                                                   18,190                      18                   --

Shares issued for compensation                                           32,500                      32                   --

Shares issued for compensation                                               --                      --                   --

Conversion of preferred shares into common shares                     2,972,095                   2,972                   --

Shares subscribed                                                     1,059,750                   1,060           (1,121,600)

Shares issued in acquisition of Cork                                      4,000                       4                   --

Net loss for the year ended December 31, 2004                                --                      --                   --
                                                                    -----------            ------------         ------------
Balance, December 31, 2004 as originally reported                     4,156,342                   4,156           (1,294,100)

Adjustment

Balance, December 31, 2004 as Restated                                4,156,342                   4,156           (1,294,100)

Common stock issued for cash                                          9,065,000                   9,065

Common stock issued for compensation                                 10,000,000                  10,000

Preferred A shares issued to Founder

Preferred B shares issued for land

Common shares issued for debt cancellation                            4,314,266                   4,314

Reduction of subscription receviable                                                                               1,294,100

Common shares issued for land acquisition                            35,000,000                  35,000

Shares cancelled during the year                                     (2,550,000)                 (2,550)

Stock issue in error

Reg S common shares issued                                           65,000,000                  65,000        (1,145,000.00)

Common shares issued for services                                    73,265,412                  73,266

Net loss for the year ended December 31, 2005
                                                                    -----------            ------------         ------------
Balance, December 31, 2005                                          198,251,020            $    198,251         $ (1,145,000)
                                                                    ===========            ============         ============

                                                                         Stock          Additional
                                                                        issued           Paid-In
                                                                       in error          Capital           Deficit        Total
                                                                       --------          -------           -------        -----

Balance, December 31, 2003 -Tranferred from Permanent Equity                           $  2,727,866                    $  2,555,384

Shares issued for services                                                                  335,399                         335,451

Shares issued for cash                                                                      155,217                         155,235

Shares issued for compensation                                                              398,828                         398,860

Shares issued for compensation                                                                   --                         198,140

Conversion of preferred shares into common shares                                           195,168                              --

Shares subscribed                                                                         1,293,040                         172,500

Shares issued in acquisition of Cork                                                        239,996                         240,000

Net loss for the year ended December 31, 2004                                                    --                              --
                                                                    -------------      ------------      ----------    ------------
Balance, December 31, 2004 as originally reported                                         5,345,514                       4,055,569

Adjustment                                                                                 (240,000)                       (240,000)

Balance, December 31, 2004 as Restated                                                    5,105,514                       3,815,570

Common stock issued for cash                                                                317,885                         326,950

Common stock issued for compensation                                                        560,000                         570,000

Preferred A shares issued to Founder                                                                                          5,100

Preferred B shares issued for land                                                                                        1,100,000

Common shares issued for debt cancellation                                                   51,771                          56,085

Reduction of subscription receviable                                                                                      1,294,100

Common shares issued for land acquisition                                                 1,067,500                       1,102,500

Shares cancelled during the year                                                               (450)                         (3,000)

Stock issue in error                                                   (1,960,000)                                       (1,960,000)

Reg S common shares issued                                                                1,080,000                              --

Common shares issued for services                                                         3,687,987                       3,761,253

Net loss for the year ended December 31, 2005                                                                                    --
                                                                    -------------      ------------      ----------    ------------
Balance, December 31, 2005                                          $  (1,960,000)     $ 11,870,207      $       --    $ 10,068,558
                                                                    =============      ============      ==========    ============


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


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                                                                        Restated
                                                                                December 31,          December 31,
                                                                                    2005                  2004
                                                                                    ----                  ----

                  Net Loss                                                      $(6,090,571)          ($1,218,293)
                                                                                -----------           -----------
                  Weighted-average common shares
                    outstanding (Basic)                                          98,218,292             1,965,859

                  Weighted-average common stock equivalents:
                        Stock options and warrants                                       --                    --
                                                                                -----------           -----------
                  Weighted-average common shares
                      outstanding (Diluted                                       98,218,292             1,965,859
                                                                                ===========           ===========

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

NOTE 4-           PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at December 31, 2005 and 2004:

                                                                  2005                  2004
                                                              -----------            ----------

         `        Land                                        $ 2,100,000                    --

                  Furniture, fixtures and equipment                20,716            $   16,144
                  Vehicle                                          20,794                20,794
                                                              -----------            ----------
                                                                2,141,510                36,938
                  Less:  accumulated depreciation                 (17,498)              (11,498)
                                                              -----------            ----------
                  Net book value                              $ 2,124,012            $   25,440
                                                              ===========            ==========

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

                  At December 31, 2005 and 2004, deferred tax assets approximated the following:
                                                        2005            2004
                                                    -----------     -----------
                  Deferred tax asset                $ 2,975,000     $ 1,148,100
                  Less:  valuation allowance         (2,975,000)     (1,148,100)
                                                    -----------     -----------
                                                    $       -0-     $       -0-
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

                  The Company issued 65,000,000 Reg S shares that are recorded at market value for money to be received in the future valued at $1,145,000.

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

                  The net effect of this restatement is as follows:

                                                                         Originally
                                                           Restated       Reported
                                                             2004           2004
                                                         -----------    -----------
                  Net Loss                               $(1,218,293)   $(1,458,293)
                                                         ===========    ===========
                  Net Loss per Basic and Diluted Shares  $     (0.62)   $     (0.74)
                                                         ===========    ===========

                  The Company has also amended its previously issued balance sheet and statement of temporary equity to reflect the proper amount of common stock outstanding for the year ended December 31, 2005.

ITEM -8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

         CONTROLS AND PROCEDURES

         The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2005 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, communicated to the Company's management to allow timely decisions regarding the required disclosure, and reported within the time period specified in the SEC's rules and forms.

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

ITEM 8B-OTHER INFORMATION

         NONE

                                    PART III

ITEM 9- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth information about the Company's directors and executive officers.


          Name             Age(1)             Position Held in the Company                  Director Since
-----------------          ------   ------------------------------------------------      ------------------
Carl M. Nurse                51     Chairman of the Board, Chief Executive Officer,              2001
                                    Chief Financial Officer, President, Secretary
                                    and Treasurer

Beverly Callender            49     Director                                                     2003

------------------------

(1) As of March 30, 2006

         The Company's directors serve until the next annual meeting of the Company's shareholders and until his or her successor shall have been elected and qualified, except in the event of the director's earlier resignation or removal. There is no family relationship between any of the directors or executive officers of the Company.

         Mr. Nurse founded the Company in August 2001 and has served as the Company's President, Treasurer and Secretary since inception. Mr. Nurse has served as Chairman of the Board,, Chief Executive Officer and Chief Financial Officer since inception. Mr. Nurse has been Chief Executive Officer of Automated Management Resources, Ltd. from 1999 until 2001. Mr. Nurse has 25 years of varied experience in all phases of construction and construction management including design, development, construction, administration, marketing, and sales accounting. Mr. Nurse has had over fifteen years management experience in the management construction companies at various levels ranging from scheduling of construction activities through operations and strategic management of the companies. A graduate engineer from Farleigh Dickenson University, Teaneck, New Jersey, Mr. Nurse has had specialized training in a number of relevant areas including: labor relations, production management, quality control, and sales and marketing. Mr. Nurse has held positions of Project Engineer, Scheduling Technician, Project Manager, Construction Manager, Vice President and Chief Executive Officer. Companies worked with included Titian Realty & Construction of New York, Pullman Kellogg of Texas, a builder of power plants, and Walsh Construction of Connecticut, a division of Hydroelectric Plant builder Guy F Atkinson.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who beneficially own more than 10% of Common Stock (collectively, the "Insiders") to file initial statements of beneficial ownership and statements of changes in their beneficial ownership of Common Stock with the SEC. The SEC regulations require Insiders to furnish the Company with copies of all Section 16(a) statements they file. Based solely on the Company's review of the copies of such statements received by it, the Company believes that the Insiders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2005, except for the replacement issuance of founding shares issued to Mr. Nurse of 10,000,000 shares of common stock.

ITEM 10- EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information regarding compensation awarded to, earned by or paid to the Company's chief executive officer for all services rendered in all capacities to the Company and its subsidiary.


                                     Annual Compensation                   Long-Term Compensation
                                    --------------------                  ------------------------
                                                                          Restricted   Securities
                                                           Other Annual     Stock      Underlying     All Other
Name and Principal Position  Year    Salary      Bonus     Compensation   Awards ($)   Options (#)  Compensation
---------------------------  ----   --------    --------   ------------   ---------   ------------  -------------
Carl M. Nurse, CEO (1)...    2005   $    0         0                       575,100    5,100,000 a          0
                                                                                      10,000,000
                             2004        0         0          $4,764       719,131    3,043,476            0
                             2003        0         0            0          456,750           0             0

------------------------

(1) The Company has not paid its Chief Executive Officer any salary or bonus during fiscal years ended December 31, 2001, 2002, 2003 and 2004.

(2) Represents the Company's payments of the automobile note payable of $397 per month. [

(3)      A: 5,100,000 preferred A, 10,000,000 shares of common (S8)

(4)      This represents the dollar value of control stock issued to Mr. Nurse.

         The Company has not granted any options to purchase shares of its Common Stock since its incorporation in 2001

         Agreements between Mr. Nurse and the Company

         The following summaries of the Individual Employment Agreement (the "Agreement") and the Indemnity Agreement (the "Indemnity Agreement") between the Company and Mr. Nurse are not intended to be complete and are qualified in their entirety by reference to the documents attached as exhibits to this Annual Report on Form 10-KSB.

Individual Employment Agreement

         On August 9, 2001 , the Company and Mr. Nurse entered into the Agreement, pursuant to which Mr. Nurse is employed as President and Chief Executive Officer of the Company. The Agreement provides that Mr. Nurse's annual salary will be $150,000, when revenues reach $4,000,000, and thereafter the annual salary will increase to $250,000 when revenues reach $10,000,000. The salary will also be reviewed when revenues are in excess of $15,000,000 per year. Generally, the Company agreed to review Mr. Nurse's salary on an annual basis. Mr. Nurse will be eligible to receive a bonus provided Mr. Nurse achieves, in the reasonable opinion of the Company, the objectives agreed between the Company and Mr. Nurse.

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

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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


          Name and Address of                    Amount and Nature of
           Beneficial Owner*                     Beneficial Ownership                     Percent of Class
-------------------------------------     -----------------------------------     --------------------------------
Carl M. Nurse (1)                                     [3,043,476]                              [3.00]%

All directors and executive officers
as a group                                            [3,043,476]                             [75.00]%

----------------------------

* The business address of the Company's directors and executive officers if c/o SiteWorks Building & Development Co., 6464 N W 5th Way, Ft. Lauderdale Fl 33309

(1) Restricted Founder l shares issued to Mr. Nurse in lieu of cash compensation.

         Equity Compensation Plan Information

         The Company did not have any equity compensation plans during the fiscal year ended December 31, 2005.

         In 2005 the company filed an incentive plan to for its employees, and professionals whom the company retains from time to time to perform specific tasks. The initial plan was filed on April 19, 2005, and revised on June 8, 2005 subsequently revised again on October 25, 2005. The S-8 filings are hereby incorporated by referenced,

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13- EXHIBITS

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

10.6 Consulting Agreement between the Company and Nassau International Consultants Inc. dated February 4, 2004.

10.7           Agreement between the Company and Equitilink, LLC dated April 15,
               2004.

10.8 Financing Finder's Fee Agreement between the Company and Falcon Financial Consulting, LLC dated December 10, 2004.

10.9 Financing Finder's Fee Agreement between the Company and Kevin Carson and/or KJC Consulting dated December 14, 2004.

10.10 Management Consulting Agreement between the Company and David Gaal, Stock Focus Capital dated ______________.

10.11 [Notes] [SEE NOTES 5, 6, 7TO FINANCIAL STATEMENTS; NOTES RELATED TO THE JUPITER LOT]

10.12 [Agreements related to construction projects, the transaction with Ubuy and transactions in connection with the Jupiter Lot]

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

21.1           Subsidiaries of the Company.

23.1           Consent of Bagell, Josephs & Company, L.L.C.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The board of directors has appointed Bagell, Josephs & Company, L.L.C., an independent registered public accounting firm, to serve as the Company's independent auditors for the fiscal years ended December 31, 2005 and 2004, respectively.

Audit Fees

         The aggregate fees billed by Bagell, Josephs & Company, L.L.C. for professional services rendered for the audit of the Company's annual financial statement (and the review of the Company's financial statements included in the Company's quarterly reports on Form 10-QSB) for the fiscal years ended December 31, 2005 and December 31, 2004 were $____________ and $___________, respectively.

Audit-Related Fees

         The aggregate fees billed by Bagell, Josephs & Company, L.L.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 and that are not disclosed in the paragraph captioned "Audit Fees" above were $____________ and $___________, respectively.

Tax Fees

         The aggregate fees billed by Bagell, Josephs & Company, L.L.C. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and December 31, 2004 were $______ and $_________, respectively.

         All Other Fees

         The aggregate fees billed for services rendered by Bagell, Josephs & Company, L.L.C., other than for services covered by the preceding three paragraphs, for the fiscal years ended December 31, 2004 and December 31, 2003 were $______ and $_________, respectively. (There are no there fees.)_

         Pre-Approval Policies

         [To help ensure the independence of the Company's independent registered public accounting firm, the board of directors has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. Pursuant to this policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be approved in advance by the board of directors. The board of directors may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full board of directors at its next regularly scheduled meeting.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEWORKS BUILDING & DEVELOPMENT CO.

/s/ Carl M. Nurse

-----------------------------------------------------
Carl M. Nurse, President, Chief Executive Officer and
  Chief Financial Officer

Date: _____________, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                            TITLE                                             DATE
--------------------------------------          -----------------------------------------         -----------------
/s/ Carl M. Nurse                               President, Chief Executive Officer, Chief         _________, 2006
-----------------------                         Financial Officer and Director (Principal
Carl M. Nurse                                   Executive Officer and Principal Financial
                                                Officer)

/s/ Beverly Callender                           Director                                          _________, 2006
-----------------------
Beverly Callender

[ADD OTHER CURRENT DIRECTORS, IF ANY]

                                  EXHIBIT INDEX

                   [TO BE INSERTED WHEN ITEM 13 IS FINALIZED]