Form 10KSB/A
period 2004-12-31
SiteWorks Building & Development Co.
filed 2006-07-20
CIK 1106643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-32528

SITEWORKS BUILDING & DEVELOPMENT CO.
(Name of small business issuer in its charter)

Florida	58-2590047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2534 N Miami Ave., Miami, Florida 33127
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number (305) 573-9339

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐ Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐ The issuer’s revenues for the fiscal year ended December 31, 2004 were $220,000.00.

As of Feb 28, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately [$333,000.00].

As of Feb 28, 2005, the number of shares outstanding of the issuer’s common stock, $.001 par value per share, was [4,156,422].

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

SiteWorks Building & Development Co. is filing this Amendment No. 1 to the annual report on Form 10-KSB (the “Form 10-KSB”) for the fiscal year ended December 31, 2004 to revise Part I, Part II and Part III of the Form 10-KSB, including, but not limited to, changes to the financial statements for the fiscal year ended December 31, 2004, and to make certain changes correcting the format of the cover page of the Form 10-KSB.

TABLE OF CONTENTS
Page

PART I	1

ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	14
ITEM 3.	LEGAL PROCEEDINGS	14
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

PART II	15

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	15
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	16
ITEM 7.	FINANCIAL STATEMENTS	18

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	13
ITEM 8A.	CONTROLS AND PROCEDURES	13
ITEM 8B.	OTHER INFORMATION	14

PART III	15

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	15
ITEM 10.	EXECUTIVE COMPENSATION	16
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	20
ITEM 13.	EXHIBITS	20
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	21

SIGNATURES	23

EXHIBIT INDEX	24

PART I
ITEM 1.	DESCRIPTION OF BUSINESS

Forward-Looking Statements

Statements contained in this annual report on Form 10-KSB (the “Form 10-KSB”) that are not purely historical are forward-looking statements of SiteWorks Building & Development Co. (the “Company”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Examples of forward-looking statements include, but are not limited to:

•	projects of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;
•	statements of strategic plans and objectives of the Company’s management or board of directors;
•	statements regarding the Company’s future economic performance;
•	statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and
•	any statements using such words as “anticipate,” expect,” “may,” “project,” “intend” or similar expressions.

These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company anticipates. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may affect the Company’s ability to achieve its anticipated results and may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the validity of the Company’s issued shares of stock; the Company’s ability to continue as a going concern; the availability of financing on terms acceptable to the Company; the management’s ability to implement the Company’s business and growth strategy; the validity of the underlying assumptions and estimates of projected costs and revenues on a contract; and the management’s ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures. For additional information regarding risks and uncertainties to which the Company is subject, see “Risk Factors” included in Part I, Item I “Description of Business” of this Form 10-KSB. The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-KSB, whether as a result of new information, future events or otherwise.

Given the nature of the stock issued by the Company, the Company may be unable to rely on the safe harbor created by Section 21E of the Exchange Act.

General

SiteWorks Building & Development Co., a Florida corporation (the “Company”), was incorporated on August 8, 2001The Company started its business operations in September of 2002 but did not have any assets or liabilities until July 31, 2003 when a lot was acquired in Jupiter on which the company planned to construct a model home.

The Company merged with RealTimeCars, Inc., a Nevada corporation (“RTCI”), on March 27, 2002. At the time of the merger, both the Company and RTCI were blank check companies with no assets or liabilities, and the value of each party to the merger was deemed to be equal. Therefore, as a result of the merger, each share of RTCI’s stock was exchanged for one share of the Company’s common stock (“Common Stock”). The company issued approximately 12,000,000 .shares of common stock in connection with its merger with RTCI. The ownership of RTCI prior to the merger was the subject of litigation between Mr. Nurse and RTCI related to the merger and exchange agreement, dated November 21, 2000, between Automated Management Resources Ltd., which changed its name to RTCI on December 12, 2000, and RealTimeCars.Com, Inc., a Delaware corporation. Pursuant to the merger and exchange agreement. The terms of the merger were negotiated by Mr. Nurse as the President and director of the Company, as indicated in the Company’s Articles of Incorporation, and _Robert Kelly as President of RTCI.

The business reason for the combination was to clearly differentiate between the activities of RTCI, which was engaged in the marketing of tracking technology and Siteworks Building and Development which was a real estate construction and development entity.]

The Company and Cork Acquisition Corp., a Delaware corporation (“Cork”), entered into the Stock Exchange Agreement dated as of September 12, 2003, pursuant to which the Company was obligated to issue 1,675,000 shares of Common Stock in exchange for 500,000 shares of Cork common stock, which constituted all of the issued and outstanding shares of Cork common stock. On March 19, 2004, Cork merged with the Company. Pursuant to the Plan of Merger filed with the Florida Secretary of State, shareholders of Cork received 2,000,000 shares of Common Stock in exchange for all issued and outstanding shares of Cork. Prior to the merger, the Company and Cork also entered into a verbal agreement, according to which Cork was entitled to receive 10% of the outstanding Common Stock as a result of the merger with full anti-dilution protection through September 2005. Pursuant to the anti-dilution protections stipulated in that verbal agreement, the Company issued additional 8,000,000 shares of Common Stock to Cork stockholders through September 2004. At the time of the merger, Cork was a public shell company with no significant assets or liabilities and the Company entered into the merger in order to succeed to Cork’s reporting obligations under the Exchange Act. At the time of the merger, SiteWorks had no significant assets or operations. The terms of the merger were negotiated by Mr. Nurse as the President and director of the Company, as indicated in the Company’s Articles of Incorporation, and Mr. Cacciamatta, Chairman and Chief Executive Officer of Cork.  On March 29, 2005, the Company changed its name from SiteWorks, Inc. to SiteWorks Building & Development Co.

The Company was formed to engage in real estate development and offer general contracting, preconstruction planning and construction management services~~.~~ to residential and commercial customers in South Florida. Since inception, the Company has expanded its market area to include subcontracting and real estate development_. The Company also intends to be involved in infrastructure work, including installation of electric and gas utilities. The Company has an operating competence in the installation of underground utilities and has a trenching machine and other equipment which enables it to carry out trenching projects.

General Contracting Services

The Company’s approach to professional general contracting is based on tradition and uses all the skill sets and modern tools available to the construction professional. The Company uses scheduling software, automated estimating, integrated construction management tools to plan, manage and operate its construction projects. The Company provides hard bid numbers from an extensive, qualified subcontractor database.

The Company intends to provide its customers with the following:

•	a listing of possible value engineering ideas with each hard bid;
•	staging and sequencing plans;
•	project specific safety plan; and
•	resource loaded scheduling, which indicates the cash flow, manpower and equipment for the project at any given point.

Preconstruction Planning Services

As part of its preconstruction services, the Company offers a preconstruction package that includes:

•	establishment of a realistic budget;
•	design and permitting assistance;
•	value engineering alternatives;
•	weekly meetings with all parties;
•	schedules for both preconstruction and construction stages;
•	subcontractor pricing;
•	recommendations regarding the purchase of long lead items; and
•	calculation of a guaranteed maximum price.

The Company did not provide any preconstruction planning services during the fiscal years ended December 31, 2002, 2003 and 2004, respectively.

Construction Management Services

The Company offers construction management services throughout the building cycle and such services include, but are not limited to:

•	assistance in all phases of permit processing;
•	preparation of all subcontractors’ and/or suppliers’ purchase orders required in connection with the work;
•	scheduling, coordination and supervision of the physical construction;
•	establishment of a realistic budget;
•	monitoring of compliance with assigned responsibilities;
•	preparation and submission of all necessary documentation;
•	preparation and maintenance of the project schedule; and
•	training of the owner in mechanical and other systems operation.

With respect to providing construction management services, the Company strives to ensure that all parties’ roles and responsibilities are clearly defined and that all parties are focused on completing the project. Depending on the customer’s needs, some of the preconstruction planning services to be offered by the Company may overlap with the Company’s construction management services.

The Company did not provide any construction management services during the fiscal years ended December 31, 2002, 2003 and 2004, respectively.

Strategic Plan

The Company intends to pursue a strategy of:
•	bidding on contracts to act as a general contractor or project manager on construction projects;
•	performing general construction services as a general contractor on third party contracts
•	offer preconstruction and construction management sevrvices for its own account and for others.
•	securing long-term contractual relationships via partnering with major institutions and governmental agencies on all levels;
and
•	becoming an efficient producer of high quality construction services.

Construction Projects

Generally, the Company submits bids through the “competitive bid” method, in which the price is the major determining factor, or through submitting proposals to potential customers and the contracts are awarded based on the combination of technical capability and competitive price. [CONFIRM] If the Company submits the winning bid or proposal, the Company will then enter into a definitive agreement regarding the construction project which was the subject of the bid or the proposal, as applicable.

The Company bid on several projects but it was not the successful low bidder. During the fiscal year ended December 31, 2004, the Company was involved one construction renovation project for less than $25,000] in Miami, Florida. On January 20, 2004, the Company and Vertical Associates, Inc. executed a letter of intent to form a joint venture to engage in the construction and marketing of 10 houses located at Norwich, Connecticut. However, no definitive agreement was entered into with respect to this project and the construction was not commenced.

Acquisitions

On July 31, 2003, the Company and Philip Baretti , not affiliated with the company purchased an undeveloped parcel of land in Jupiter, Florida(the “Jupiter Lot”) for $105,000 with the intention of developing a model house on the property.

On July 24, 2003, the Company entered a construction bridge loan agreement with Mr. Baretti . The principal amount of the note was $150,000, payable over 12 months at the annual interest rate of 12%. The Jupiter Lot and 150,000 shares of Common Stock served as collateral for the Company’s obligations under the Note. The loan could be prepaid without penalty. On March 22, 2004, in consideration for $10.00, Mr. Baretti released all of his right, title and interest in the Jupiter Lot to the Company.

On May 14, 2004, the Company executed an adjustable rate note in the principal amount of $65,000 payable to Sound Mortgage Corporation. Starting from July 1, 2004, the Company was obligated to pay initial monthly payments in the amount of $698.10. The maturity date of the note was June 1, 2019.  The note bore an interest rate of 9.99% per year until June 1, 2005, on which date and on the first day of each month thereafter, the interest could be adjusted based on the index by adding 4.5% to the current index. Under the note, the term “index” means the highest Prime Rate published in the “Money Rates” section of the Wall Street Journal each business day, and the term “current index” means the most recent index figure available as of the day before the first date of each month. The interest rate on the note could never be greater than 18% and less than 9.99%. The Company could prepay the note subject to the prepayment penalty of 5%, as computed on the amount of the partial prepayment or on the unpaid principal balance and accrued interest due at the time of the full prepayment, during the first three years of the loan term. The loan was secured by the mortgage deed with respect to the Jupiter Lot.

Due to the significant appreciation in the value of the property, on September 28, 2004, the Company and Mr. Nurse sold this property for $220,000. The Company paid $27,998.20 to Sound Mortgage Corporation and $69,256.14 to Smart Mortgage Corporation to pay off the mortgage[s] with respect to the Jupiter Lot.

Competition

The construction industry is highly competitive, and numerous large, well-financed companies with established brand names and significantly greater capabilities and resources provide similar services in the markets in which the Company operates. The Company competes with a variety of national and regional contractors, including, but not limited to, Centex Corporation and Lennar Corporation on a national scale and locally with Scott Robbins Construction, Inc. and The Related Group of Florida. The Company expects competition to be intense for available opportunities. The Company believes that price, responsiveness and customer relationships are key factors in the Company’s competition with larger companies providing general contracting, preconstruction planning and construction management services.

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

The company is a State liscensed General Contractor in Florida . Mr. Nurse is the qualifier for the company’s license.

Employees

As of~~,~~December 31, 2004, the Company had only two employees, Carl Nurse, the Company’s President, Chief Executive Officer and Chief Financial Officer, and Valerie Gonzalez, an accountant. To deliver the construction projects, management intends to subcontract the projects in their entirety.

Recent Developments

In March 2005, the Company entered into a strategic alliance agreement with Ubuy Development Corporation. Because the strategic alliance agreement has not resulted in any construction contracts for the Company, the Company abandoned the agreement.

There were no penalties incurred when the strategic alliance agreement was allowed to terminate.

Risk Factors

Unless the context indicated otherwise, all references to “we,” “us,” “our” or the “Company” in this subsection “Risk Factors” refer to the Company. We are subject to a number of risks listed below, which could have a material adverse effect on our financial condition, results of operations and value of our Common Stock.

Risks Relating to Our Business

Certain shares of our stock issued by us since incorporation may be invalidly issued under the Florida Business Corporation Act and, as a result, our shareholders may have rescission rights under federal and/or state securities laws.

As of December 31, 2004, 4,156,422 shares of Common Stock were issued and outstanding. We may not have had the necessary authority to issue shares of our common and preferred stock under the Florida Business Corporation Act. We were an inactive company with no operations from our incorporation in August 2001 and until our merger with RTCI in March 2002. Due to the loss of certain corporate records, we are unable to determine whether the merger with RTCI was properly approved by the stockholders of RTCI and by our shareholders under the applicable state corporate laws. Subsequent to the merger with RTCI, we made several amendments to our articles of incorporation, including changes to our authorized capital stock, which may have been adopted without the proper approval by our shareholders. Our merger with Cork in March 2004 may also have not been properly approved by stockholders of Cork and by our shareholders under the applicable state corporate laws. As a result, shares of our Common Stock and preferred stock issued by us in connection with amendments to the articles of incorporation and/or mergers may be invalid due to the lack of the appropriate shareholders’ approval under applicable state corporate law. Invalidly issued shares would be considered void which means that they have the effect of not having been issued at all. Holders of such invalidly issued shares may not have voting or other rights that the shareholders are generally entitled to under the Florida Business Corporation Act. However, such holders may have rescission rights under the federal and/or state securities law.

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the auditors’ report related to our financial statements for the fiscal year ended December 31, 2004 that raises doubt about our ability to continue our operations during the next 12 months.

We had net losses of approximately $1.5 million and $2.6 million for the fiscal years ended December 31, 2004 and 2003, respectively, and generated $220,000 and $13,355 in revenues during the fiscal years ended December 31, 2004 and 2003, respectively. Our auditors included a going concern qualification in their report on our financial statements for the fiscal year ended December 31, 2004. We cannot assure you that we will be able to generate enough revenue or raise sufficient capital to operate our business during the next 12 months. Our existence is dependent upon our management’s ability to develop profitable operations and resolve our liquidity problems. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. We may continue to have operating losses in the foreseeable future. If we are unable to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

We may be unable to obtain adequate financing to implement our business plan, which will negatively impact our liquidity and ability to continue our operations.

We have very limited financial resources. We will need to obtain funding for our working capital needs and business development. Our ability to obtain financing depends, in part, upon prevailing capital market conditions as well as our operating results which may impact our efforts to arrange financing on terms satisfactory to us. Moreover, we may not be able to obtain additional financing by the issuance of additional shares of our capital stock due to the fact that our authorized capital stock may not have been properly approved by our shareholders. See “—Certain shares of our stock issued by us since incorporation may be invalidly issued under the Florida Business Corporation Act and, as a result, our shareholders may have rescission rights under federal and/or state securities laws.” If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges. Our failure to obtain capital on acceptable terms will also negatively impact our liquidity and our ability to continue our operations. The company was funded from mr. Nurse’s resources during the startup phases.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007, to include in our annual reports on Form 10-KSB, our management’s report on internal control over financial reporting and the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404 . As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

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

We are subject to extensive and complex laws and regulations that affect the construction industry, including, but not limited to, laws and regulations related to zoning, permitted land uses, levels of density, building design, warranties, storm water and use of open spaces. We generally may be required to obtain permits and approvals from local authorities to commence and complete various construction projects. Such permits and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. This process is further complicated by the fact that certain of our projects may be located in foreign countries where we may be unfamiliar with all regulatory requirements and approvals established by foreign governments. See “— Economic, political and other risks associated with our international operations involve risks that could adversely affect our financial condition and results of operations.” Our obligation to comply with the laws and regulations under which we operate, and the obligation of our subcontractors and other agents to comply with these and other laws and regulations, could result in delays in the performance of our service, and cause us to incur substantial costs.

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

In the future , We may not be able to fully realize the revenue reported in our backlog which will have an adverse affect on our financial condition and results of operation.

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

The occurrence of natural disasters or adverse weather conditions in the areas in which we intend to operate can delay deliveries, increase costs and negatively impact the demand for construction projects in affected areas. When natural disasters such as hurricanes, tornadoes, earthquakes, floods and fires affect an area in which we intend to operate or one nearby, there can be a diversion of labor and materials in such area from existing construction projects to rebuilding or repairing the buildings that were either destroyed or damaged in the natural disaster. This can cause delays in construction and delivery of projects in which we may be involved and reduce our revenues, if any. We may bear the risk of natural disasters under the terms of some of our contracts

Economic, political and other risks associated with our international operations involve risks that could adversely affect our financial condition and results of operations.

We intend to be involved as a general contractor in non-U.S. construction projects. Our international operations may expose us to risks inherent in doing business outside the United States, including, but not limited to:

•	political risks, including risks of loss due to civil disturbances, acts of terrorism or acts of war;
•	unstable economic, financial and market conditions;
•	potential incompatibility with foreign joint venture partners;
•	foreign currency controls and fluctuations in currency exchange rates;
•	trade restrictions;
•	increases in taxes and the effect of local regulations; and
•	changes in labor conditions, labor strikes and difficulties in staffing and managing international operations.

Any of these factors could harm our potential international operations. Specifically, failure to successfully manage international growth could result in higher operating costs than anticipated or could delay or preclude altogether our ability to generate revenues which will have an adverse effect on our results of operations and financial condition and results of operations.

Risks Relating to Our Common Stock

Our stock price has been and may continue to be volatile and may result in substantial losses for investors.

The trading price of our Common Stock could be subject to wide fluctuations in response to:

•	our prospects as perceived by others;
•	our operating results;
•	differences between our reported results and those expected by investors;
•	announcements of new contracts by us or our competitors; and
•	general economic or stock market conditions unrelated to our operating performance.

Fluctuations in our stock price as a result of any of the foregoing factors may result in substantial losses for investors.

Limited trading volume of our Common Stock may contribute to its price volatility.

Through December 31, 2004, the average daily trading volume during 2004 for our Common Stock was approximately 100,000 shares. We cannot assure you that a more active trading market in our Common Stock will develop. As a result, relatively small trades may have a significant impact on the price of our Common Stock.

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

On Feb 28, 2005, the closing price of Common Stock was $_.30 cnts. Our Common Stock is a “penny stock” security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities.

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

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which the property of the Company is subject

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 3.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

As of March 30, 2005, Common Stock was quoted on the Pink Sheets and the OTC Bulletin Board under the symbol “SWKJ~~]~~ and there was a limited market for Common Stock. started being quoted on the OTC Bulletin Board on approximately June , 2005.

The table below sets forth for the indicated periods the high and low bid prices for Common Stock as reported by the Pink Sheets. These prices represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
1st Quarter	$0.03	$0.01	$.049	$.059
2nd Quarter	$0.005	$0.001	$2.609	$2.809
3rd Quarter	$.025	$.020	$0.109	$0.139
4th Quarter	$0.61	$.30	$0.159	$0.129

As of March 30, 2005, the closing price of a share of Common Stock was [ ].

As of March 30, 2005, there were [756] record holders of Common Stock..

The Company has not paid any cash dividends since its incorporation and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company’s business. Under the Florida Business Corporation Act, the Company cannot make any distributions to its shareholders if, after such distribution: (i) the Company would not be able to pay its debts as they become due in the usual course of business; or (ii) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

Equity Compensation Plan Information

For the information regarding the Company’s equity compensation plans, see Part III, Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

At December 31, 2004, the Company has three classes of stock; a convertible Series A preferred class with a par value of $.001 with 20,000,000 shares authorized, a convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and a common class with a par value of $.001 and 100,000,000 shares authorized.

On March 13, 2002, the Company issued 5,250,375 shares of common stock pre-stock split, 1 share post-stock splits, as a result of the merger with RTCI. Subsequent thereto, the Company issued 177,337 shares of common stock pre-stock splits, fractional share post-stock split for services rendered valued at $5,321 in the year ended December 31, 2002.

During the year ended December 31, 2003, the Company sold 1,339,686 shares of common stock pre-stock split, and 670 shares of common stock post-stock split $133,030, issued 47,918,288 and 32,474,523 shares of common stock for services rendered pre-stock splits and 130 and 16,237 shares of common stock post-stock splits valued at $2,411,784, and issued subscriptions for 5,750,000 shares of common stock pre-stock splits and 2,375 shares of common stock post-stock split valued at $172,500. In addition, the Company canceled and retired 5,732,000 shares of common stock pre-stock splits and 2,366 shares of common stock and post-stock splits. On April 17, 2003, the Company reverse stock split its common shares outstanding on a 1 for 200 basis. On September 29, 2003, the Company issued 2,000,000 shares of common stock pre-stock split and 1,000 shares of common stock post-stock split as a result of the acquisition of Cork.

The Company pursuant to approval board resolutions increased the authorized shares on March 22, 2004 to 200,000,000 common shares and 20,000,000 preferred shares, then again on April 4, 2004 increased the common shares authorized to 900,000,000 and the preferred shares to 50,000,000. On November 30, 2004, the board decreased the authorized shares of the common stock back to 100,000,000, and established two series of convertible preferred stock with a par value of $1.00 authorizing 20,000,000 shares each, replacing the original preferred class.

On April 9, 2004, the Company authorized the issuance of a new Series A Preferred Stock. They have authorized the issuance of 20,000,000 shares, and issued 19,8136,967 of these shares to the Company’s president. These shares convert into common shares at a 300 to 1 ratio, and were converted in August 2004.

On August 12, 2004, the Company adopted a reverse 1 for 2,000 stock.

For the year ended December 31, 2004, the Company issued 8,000,000 shares of common stock pre-stock split and 4,000 shares of common stock post-stock split as part of the Cork Acquisition;(these 4,000 post split shares were issued to Cork as part of an agreement that indicates that Cork shareholders are to hold a 10% position in the Company) 36,380,000 shares of common stock pre-stock split and 18,190 shares of common stock post-stock split for cash; 520,300,000 shares of common stock pre-stock split and 1,059,750 shares of common stock post-stock split for subscriptions of stock; 597,000,000 shares of common stock pre-stock split and 3,004,595 shares of common stock post-stock split (which includes 2,972,095 shares of common stock which converted 19,813,967 shares of preferred stock) for compensation to the officer; and 102,520,000 shares of common stock pre-stock split and 51,260 shares of common stock post-stock split for services rendered.

There are no options or warrants outstanding as of December 31, 2004 and 2003, and no options or warrants have been granted to date.

TEMPORARY EQUITY

The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of the Securities Act of 1933, as amended and for the issuance of common and preferred stock that may not have been validly authorized. All related amounts that were previously included in common stock and additional paid-in amounts of the permanent stockholders’ equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer.

Temporary equity at December 31, 2004 and 2003 was $3,815,570 and $2,555,384, respectively.

During the twelve months ended December 31, 2004, the Company issued 8,000,000 shares as part of the Cork Acquisition; 36,380,000 shares for cash; 519,500,000 shares for subscriptions of stock; 75,000,000 shares for compensation to the officer; and 102,520,000 shares for services rendered.

Total shares outstanding as of December 31, 2004 were 4,156,422 after a 1 to 2000 reverse split in August of 2004.

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

The company did not engage in any repurchases of stock in 2004

ITEM 4.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Any of several events or uncertainties may have or are reasonably likely to have a material impact on the company’s short-term or long-term liquidity in include but are not necessarily limited to the company’s ability to secure adequate funding, management’s ability to secure profitable contracts and projects and the general sate of the domestic economy including factors beyond management control including interest rates increases, cost of materials, cost of land etc.

Management may seek funding by private placements, or depending on the volume of contracts acquired may be able to fund activities from revenues.

Currently there are no significant material commitments for capital expenditures Known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations include the demand for housing and construction services, the continued escalation of pricing for materials and supplies and the competitive environment in which the industry operates.

There are no significant elements of income or loss that do not arise from the small business issuer’s continuing operations. If and when the company’s contracts increase there will be dramatic changes in revenues, income from operations etc from period to period in on or more line items of the company’s financial statements.

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

Our auditors have expressed concerns about the companies ability to continue as a going concern

The company does not have any off-balance sheet arrangements

Overview

The Company was incorporated on August 8, 2001 and started its operations in September of 2002. The Company merged with RTCI on March 27, 2002. As a result of the merger, each share of RTCI’s stock was exchanged for one share of Common Stock. On March 19, 2004, Cork merged with the Company, and shareholders of Cork received 2,000,000 shares of Common Stock in exchange for all issued and outstanding shares of Cork.

Results of Operations (Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003)

Results of Operations

As of Dec 31,2004 our revenues were $220,000. This represents an increase from sales of 2003 of 13,355.

Our operating expenses decreased from $2, 561,246 to 1, 213, 084 This decrease in operating expenses were due to a reduction in professional fees and services. These operating expenses were funded by the issuance of common stock. Our net loss per share decreased from 138.60 cents per share to .62 cents a share. However we had an increase in the outstanding shares from a weighted average of 18,547 to 1,965,859 common shares. Our operating profit in creased from 3, 509 to $114,100.00

Our assets increased to $133,283 in 2003 from $31,864 in 2003.

Liquidity and Capital Resources

The company has limited liquidity. Management expects to secure funding form other as yet unknown sources to increase liquidity.

Related Party Transactions

None
Critical Accounting Policies and Estimates

None

SITEWORKS, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

PAGE(S)

Report of Independent Registered Public Accounting Firm	1

Balance Sheets as of December 31, 2004 and 2003	2

Statements of Operations for the Years Ended
December 31, 2004 and 2003	3

Statements of Changes in Stockholder’s Equity (Deficit) for the
Years Ended December 31, 2004 and 2003	4

Statements of Changes in Temporary Equity for the
Years Ended December 31, 2004 and 2003	5

Statements of Cash Flows for the Years Ended
December 31, 2004 and 2003	6

Notes to Financial Statements	7-20

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax: (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ of
Siteworks, Inc.
Miami, FL

We have audited the accompanying consolidated balance sheets of Siteworks, Inc. and Subsidiary (the “Company”). as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), changes in temporary equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siteworks, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of its statements of operations, changes in stockholders’ equity (deficit), changes in temporary equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As noted in Note 13, the Company has restated its previously issued financial statements for the years ended December 31, 2004 and 2003. The Company has restated its 2004 and 2003 financial statements to record the merger with Cork Acquisition Company, and to take into effect certain stock splits that occurred previously. This resulted in a decrease in the net loss applicable to common shares of $240,000 and a decrease in the accumulated deficit to $3,887,001 for the year ended December 31, 2004. The Company has amended the December 31, 2003 to properly reflect the merger with Cork Acquisition Company. The effect was a decrease in the net loss by $60,000.

Additionally, the Company reclassified $3,815,570 in 2004 and $2,555,384 in 2003 amounts from permanent equity (deficit) to temporary equity due to the possibility of shares issued after March 27, 2002 may not have been validly authorized by shareholder vote. The outcome of this potential violation has not been determined.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes (9, 10, 11 and 12) to the consolidated financial statements, the Company has recurring operating deficits and cash flow concerns that lead to doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Notes (9, 10 and 11 and 12). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Additionally, the Company may not have had the authority to issue certain stock and those issuance have been classified to temporary equity (Notes 10 and 11).

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Gibbsboro, New Jersey

January 13, 2005 except for Note 13 which is dated April 30, 2006.

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA STATE BOARD OF ACCOUNTANCY

SITEWORKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS
	Restated	Restated
	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$ 5,224	$ 92
Accounts receivable	-	2,700
Inventory	-	105,000
Total Current Assets	5,224	107,792

Property and equipment, net	25,440	24,291

Deposits	1,200	1,200

TOTAL ASSETS	$ 31,864	$ 133,283

LIABILITIES, TEMPORARY EQUITY (DEFICIT AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$ 21,634	$ 19,152
Due to officer/stockholder	-	5,246
Note payable - related party	12,000	150,000
Current portion of note payable - vehicle	3,589	3,573
Total Current Liabilities	37,223	$ 177,971

Note Payable - vehicle, net of current portion	6,072	8,636

Total Liabilities	43,295	186,607

TEMPORARY EQUITY (DEFICIT)	3,815,570	2,555,384

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock Series A, $1.00 par value, 20,000,000 and 0 shares authorized
and 0 shares issued and outstanding	-	-
Convertible Preferred Stock Series B, $1.00 par value, 20,000,000 and 0 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 4,156,342 and
18,547 shares issued and outstanding at December 31, 2004 and 2003, respectively	-	-
Subscription receivable	-	-
Additional paid-in capital	-	-
Deficit	(3,827,001)	(2,608,708)
Total Stockholders' Equity (Deficit)	(3,827,001)	(2,608,708)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 31,864	$ 133,283

The accompanying notes are an integral part of the consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Restated	Restated
	2004	2003

SALES	$ 220,000	$ 13,355

COST OF SALES	(105,900)	(9,846)

GROSS PROFIT	114,100	3,509

OPERATING EXPENSES
Officers' compensation	597,000	456,750
Advertising	38,041	7,879
Auto	5,286	9,368
Bad debt and other	8,364	0
Professional fees and services	522,437	1,958,189
Insurance	14,018	11,809
Office expense	103,317	70,827
Rent	12,156	9,700
Travel and other	6,692	18,339
Utilities	14,180	16,249
Depreciation	5,693	5,645
Total Operating Expenses	1,327,184	2,564,755

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,213,084)	(2,561,246)

OTHER INCOME (EXPENSE)
Interest expense	(5,209)	(9,347)
Total Other Income (Expense)	(5,209)	(9,347)

NET LOSS APPLICABLE TO COMMON SHARES	$ (1,218,293)	$ (25,705,493)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.62)	$ (138.60)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,965,859	18,547

The accompanying notes are an integral part of the consolidated financial statements.

SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
SITEWORKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)-RESTATED
FOR YEARS ENDED DECEMBER 31, 2004 AND 2003

					Stock	Additional
	Preferred Stock		Common Stock		Subscription	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total

Balance, December 31, 2002	-	$-	1	$-	$-	$10,571	$(38,115)	$(27,544)
Shares issued for services	-	-	130	-	-	1,437,549	0	1,437,549
Shares issued for cash	-	-	670	1	-	133,029	0	133,030
Shares issued for services	-	-	16,237	16	-	974,219	0	974,235
Shares subscribed	-	-	2,875	3	(172,500)	172,497	0	-
Shares issued in acquisition of Cork	-	-	1,000	1	-	59,999	0	60,000
Shares retired	-	-	(2,366)	(3)	-	3	0	-
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	(2,630,593)	(2,630,593)
	-	-	18,547	18	(172,500)	2,787,867	(2,668,708)	(53,323)
Adjusted	-	-	-	-	-	(60,000)	60,000	-
	-	-	18,547	18	(172,500)	2,727,867	(2,608,708)	(53,323)
Transferred to Temporary Equity	-	-	(18,547)	(18)	172,500	(2,727,866)	-	2,555,384

Balance, December 31, 2003 as restated	-	-	-	-	-	-	(2,608,708)	(2,608,708)

Net loss as originally reported for the year ended
December 31, 2004	-	-	-	-	-	-	(1,458,293)	(1,458,293)

Adjusted	-	-	-	-	-	-	240,000	240,000

Balance, December 31, 2004	-	$-	-	$-	$-	$-	$(3,827,001)	$(3,827,001)

 The accompanying notes are an integral part of the consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY (DEFICIT)
FOR YEARS ENDED DECEMBER 31, 2004 AND 2003

							Stock	Additional
	Preferred Stock A		Preferred Stock B		Common Stock		Subscription	Paid-In
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total

Balance, December 31, 2003- Transferred from permanent equity	-	$-	$-	$-	18,547	$18	$(172,500)	$2,727,866	$-	$2,555,384
			-							-
Shares issued for services	-	-	-	-	51,260	52	-	335,399	-	335,451
Shares issued for cash	-	-	-	-	18,190	18	-	155,217	-	155,235
Shares issued for compensation	-		-	-	32,500	32	-	398,828	-	398,860
Shares issued for compensation	19,813,967	198,140	-	-	-	-	-	-	-	198,140
Conversion of preferred shares into common shares	(19,813,967)	(198,140)	-	-	2,972,095	2,972	-	198,168	-	-
Shares subscribed	-	-	-	-	1,059,750	1,060	(1,121,600)	1,293,040	-	172,500
Shares issued in acquisition of Cork	-	-	-	-	4,000	4	-	239,996	-	240,000
Net loss for the year ended December 31, 2004	-	-	-	-	-		-	-	-	-
	-	-	-	-	4,156,342	4,156	(1,294,100)	5,348,514	-	4,055,570
Adjustment	-	-	-	-	-	-	-	(240,000)	-	(240,000)

Balance, December 31, 2004 as Restated	-	$-	-	$-	4,156,342	$4,156	$(1,294,100)	$5,108,514	$-	$3,815,570

The accompanying notes are an integral part of the consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Restated	Restated
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,218,293)	$ (2,570,593)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	5,693	5,645
Stock issued for services	932,450	2,411,784

Changes in assets and liabilities
(Increase)Decrease in accounts receivable	2,700	(2,700)
(Increase)Decrease in inventory	105,000	(105,000)
(Increase) in deposits	-	(1,200)
Increase in accounts payable and other liabilities	2,483	19,151
Total adjustments	1,048,326	2,327,680

Net cash (used in) operating activities	(169,967)	(242,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,842)	(28,498)

Net cash (used in) investing activities	(6,842)	(28,498)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from note payable - related party	(138,000)	150,000
Proceeds from note payable - vehicle	-	14,294
Payments on notes payable - vehicle	(2,548)	(2,085)
(Decrease) in amounts due officer/stockholder	(5,246)	(23,801)
Proceeds from the sale of common stock	327,735	133,030

Net cash provided by financing activities	181,941	271,438

NET INCREASE IN
CASH AND CASH EQUIVALENTS	5,132	27

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	92	65

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 5,224	$ 92

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$ 5,209	$ 1,407

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for services	$ 932,450	$ 2,411,784

The accompanying notes are an integral part of the consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

                        Siteworks, Inc. (the “Company”), was incorporated in the State of Florida on August 8, 2001.

On March 13, 2002, the Company merged with Real Time Cars, Inc., a Nevada corporation (“RTCI”) resulting in the Company existing as the surviving company. The shareholders of RTCI received one share of the Company’s common stock in exchange for each share of common stock owned in RTCI. The merger with RTCI occurred as a result of the termination of an acquisition agreement between RTCI and Automated Management Resources, Ltd. (“AMR”), a Nevada corporation that was controlled by the Company’s management and founding stockholders. AMR was incorporated on April 6, 1999 and was engaged in a similar business as the Company through its wholly owned subsidiary, Automated Management resources, Ltd., a Barbados company (“AMR Barbados”). On November 21, 2000, AMR entered into a stock exchange transaction with RTCI, whereby RTCI acquired all of the common stock of AMR and agreed to pay a finders’ fee of $200,000 to the President of AMR, and subsequently continued as the surviving corporation changing its name to Real Time Cars, Inc. RTCI defaulted on the finders’ fee payment resulting in termination of the stock exchange agreement and merger with the Company on March 13, 2002.

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

SITEWORKS, INC. AND SUBSIDIARY
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

The Company’s revenue recognition policy for these sources of revenue is as follows. The Company relies on Staff Accounting Bulletin Topic 13, in determining when recognition of revenue occurs. There are four criteria that the Company must meet when determining when revenue is realized or realizable and earned. The Company has persuasive evidence of an arrangement existing; delivery has occurred or services rendered; the price is fixed or determinable; and collectibility is reasonably assured. Sales of real estate are generally recognized under the full accrual method when each of the criteria in paragraph 5 of SFAS 66 are met. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition a gain is deferred until those requirements are met.

The Company recorded the sale of property under the cost recovery method. When this method is used, no profit is recognized on the sales transaction until the cost of the property sold is recovered. (See Note 3)

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue and Cost Recognition

Revenues from fixed-price and modified fixed-priced construction contracts are anticipated to be recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. There is no revenue from this source since there were not any contracts that were in progress for the years ended December 31, 2004 and 2003.

Contract costs will include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. There are no costs recognized since there were not any contracts in progress for the years ended December 31, 2004 and 2003.

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

SITEWORKS, INC. AND SUBSIDIARY
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

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Restated	Restated
	December 31,	December 31,
	2004	2003

Net Loss as restated	$(1,218,293)	($2,570,593)

Weighted-average common shares
outstanding (Basic)	1,965,859	18,547

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted	1,965,859	18,547

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. The Company has no options or warrants outstanding as of December 31, 2004 and 2003.

Reclassifications

Certain amounts for the year ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on net loss for the year ended December 31, 2004.

SITEWORKS, INC.AND SUBSIDIARY
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

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to e displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

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

Recent Accounting Pronouncements (Continued)

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statemens for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.

In April 21003, the FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 200., except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2003, the FASB issued SFAS Statement No. 150, “Accountig for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity . It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirement related to guarantees and warranties. The recogn ition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not impact on the Company’s results of operations or financial position.

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

NOTE 4-	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2004 and 2003:

	2004	2003

Furniture, fixtures and equipment	16,144	$ 9,302
Vehicle	20,794	20,794
	36,938	30,096

Less: accumulated depreciation	(11,498)	(5,805)

Net book value	$ 25,440	$ 24,491

Depreciation expense for the years ended December 31, 2004 and 2003 was $5,693 and $5,645, respectively.

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

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

NOTE 6-	NOTES PAYABLE - VEHICLE

The Company has an automobile not payable which is secured by the vehicle, and guaranteed by the President of the Company. The loan is payable at $397 per month inclusive of interest at 14.65%, and is due June 2007.

The balance due at December 31, 2004 is $9,661.

Maturities of this note are as follows:

December 31, 2005	$3,589
December 31, 2006	4,153
December 31, 2007	1,919

$9,661

NOTE 7-	DUE TO OFFICER

The Company had outstanding at December 31, 2004 and 2006, $-0- and $5,246, respectively to an officer/stockholder for expenses advanced on behalf of the Company. There were no specific repayment terms.

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

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

At December 31, 2004 and 2003, deferred tax assets approximated the following:

	2004	2003
Deferred tax asset	$1,148,100	$782,400
Less: valuation allowance	(1,148,100)	(782,400)
	$ -0-	$ -0-

At December 31, 2004 and 2003, the Company had deficits accumulated during the development stage approximating $3,827,000 and $2,608,000 respectively, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT)

At December 31, 2004, the Company has three classes of stock; a convertible Series A preferred class with a par value of $.001 with 20,000,000 shares authorized, a convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and a common class with a par value of $.001 and 100,000,000 shares authorized.

On March 13, 2002, the Company issued 5,250,375 shares of common stock pre-stock split, 1 share post-stock splits, as a result of the merger with RTCI. Subsequent thereto, the Company issued 177,337 shares of common stock pre-stock splits, fractional share post-stock split for services rendered valued at $5,321 in the year ended December 31, 2002.

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

During the year ended December 31, 2003, the Company sold 1,339,686 shares of common stock pre-stock split, and 670 shares of common stock post-stock split $133,030, issued 47,918,288 and 32,474,523 shares of common stock for services rendered pre-stock splits and 130 and 16,237 shares of common stock post-stock splits valued at $2,411,784, and issued subscriptions for 5,750,000 shares of common stock pre-stock splits and 2,375 shares of common stock post-stock split valued at $172,500. In addition, the Company canceled and retired 5,732,000 shares of common stock pre-stock splits and 2,366 shares of common stock and post-stock splits. On April 17, 2003, the Company reverse stock split its common shares outstanding on a 1 for 200 basis. On September 29, 2003, the Company issued 2,000,000 shares of common stock pre-stock split and 1,000 shares of common stock post-stock split as a result of the acquisition of Cork.

The Company pursuant to approval board resolutions increased the authorized shares on March 22, 2004 to 200,000,000 common shares and 20,000,000 preferred shares, then again on April 4, 2004 increased the common shares authorized to 900,000,000 and the preferred shares to 50,000,000. On November 30, 2004, the board decreased the authorized shares of the common stock back to 100,000,000, and established two series of convertible preferred stock with a par value of $1.00 authorizing 20,000,000 shares each, replacing the original preferred class.

On April 9, 2004, the Company authorized the issuance of a new Series A Preferred Stock. They have authorized the issuance of 20,000,000 shares, and issued 19,8136,967 of these shares to the Company’s president. These shares convert into common shares at a 300 to 1 ratio, and were converted in August 2004.

On August 12, 2004, the Company adopted a reverse 1 for 2,000 stock.

For the year ended December 31, 2004, the Company issued 8,000,000 shares of common stock pre-stock split and 4,000 shares of common stock post-stock split as part of the Cork Acquisition;(these 4,000 post split shares were issued to Cork as part of an agreement that indicates that Cork shareholders are to hold a 10% position in the Company) 36,380,000 shares of common stock pre-stock split and 18,190 shares of common stock post-stock split for cash; 520,300,000 shares of common stock pre-

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

stock split and 1,059,750 shares of common stock post-stock split for subscriptions of stock; 597,000,000 shares of common stock pre-stock split and 3,004,595 shares of common stock post-stock split (which includes 2,972,095 shares of common stock which converted 19,813,967 shares of preferred stock) for compensation to the officer; and 102,520,000 shares of common stock pre-stock split and 51,260 shares of common stock post-stock split for services rendered.

There are no options or warrants outstanding as of December 31, 2004 and 2003, and no options or warrants have been granted to date.

NOTE 10-	TEMPORARY EQUITY

The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of the Securities Act of 1933, as amended and for the issuance of common and preferred stock that may not have been validly authorized. All related amounts that were previously included in common stock and additional paid-in amounts of the permanent stockholders’ equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer.

Temporary equity at December 31, 2004 and 2003 was $3,815,570 and $2,555,384, respectively.

NOTE 11-	CONTINGENCY/UNCERTAINTY

The Company during the year ended December 31, 2005, became aware that some or all of the capital changes were not validly adopted by the Company’s Board of Directors, approved by the Company’s shareholders, or filed with the Secretary of State as required by the laws of the State of Florida. As a result, it appears that the Company never has been authorized to issue certain shares of its common and preferred stock.

Therefore, these amounts have been reclassified to temporary equity (See Note 10).

19

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 12-	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses since inception and doesn’t have the revenue stream to support itself. There is no guaranty whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises doubt about the Company’s ability to continue as a going concern.

In addition, the Company may have issued certain shares of its stock that were not validly authorized (See Notes 10 and 11).

Management also states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

The consolidated financial statements do not include any adjustments that might results from t he outcome of these uncertainties.

NOTE 13-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND RELATED NOTES

The Company has restated their 2004 and 2003 financial statements and related notes for the following reasons:

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

20

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 13-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND RELATED NOTES (CONTINUED)

The net effect of this restatement is as follows:

Originally
	Restated	Reported
	2004	2004

Net Loss	$ (1,218,293)	$ (1,458,293)

Net Loss per Basic and Diluted Shares	$ (0.62)	$ (0.74)

Originally
	Restated	Reported
	2003	2003

Net Loss	$ (2,570,593.00)	$ (2,630,593.00)

Net Loss per Basic and Diluted Shares	$ (138.60)	$ (14,219)

NOTE 14-	SUBSEQUENT EVENTS

In February 2005, the Company entered into a purchase agreement to acquire Craco Excavating, Inc., an 18 year old Florida excavating and site utility construction company. The Company completed the due diligence phase, and is abandoning acquisition and does not intend to every close the transaction.

21

 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 24, 2004, the board of directors of the Company dismissed the Company’s certified public accountants, Liebman Goldberg & Drogin LLP (“Liebman”).

Liebman did not complete its audit, never issued an opinion regarding the Company’s financial statements for fiscal years ended December 31, 2003 and 2002, respectively, and only provided the Company with draft opinion and financials.

Consequently, there was no principal accountant’s or any accountant’s report on the Company’s financial statements for either of the fiscal years ended December 31, 2003 or 2002, respectively, and, therefore, there was no opinion or disclaimer of opinion from any accountant, nor was any accountant’s report modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements with any accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with the fiscal years ended December 31, 2003 or 2002, respectively, and any subsequent period preceding the date of the dismissal.

The Company requested Liebman to furnish a letter addressed to the SEC stating whether or not it agrees with the statements made by the Company in its current report on Form 8-K dated May 24, 2005. A copy of such letter dated July 20, 2005 was filed with the SEC as an exhibit to the Company’s current report on Form 8-K dated July 22, 2005.

The board of directors of the Company engaged Bagell, Josephs & Company, L.L.C. (“Bagell”) as its independent registered public accounting firm effective July 12, 2004. During the fiscal years ended December 31, 2003 and 2002, respectively, and through June 24, 2004, the Company has not consulted with Bagell regarding either: (i) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements and neither written nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or event identified in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 4B.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, communicated to the Company’s management to allow timely decisions regarding the required disclosure, and reported within the time period specified in the SEC’s rules and forms.

The principal executive officer and principal financial officer determined that no changes in the Company’s internal control over financial occurred during the quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 4C.	OTHER INFORMATION

NONE

PART III

ITEM 5.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information about the Company’s directors and executive officers.

Name	Age(1)	Position Held in the Company	Director Since
Carl M. Nurse	50	Chairman of the Board, Chief Executive Officer Chief Financial Officer, President, Secretary and Treasurer	2001

Beverly Callender	49	Director	[ 2003 ]
________________________
(1) As of March 30, 2005.

[The Company’s directors serve until the next annual meeting of the Company’s shareholders and until his or her successor shall have been elected and qualified, except in the event of the director’s earlier resignation or removal. There is no family relationship between any of the directors or executive officers of the Company.

Mr. Nurse founded the Company in August 2001 and has served as the Company’s President, Treasurer and Secretary since inception. Mr. Nurse has served as Chairman of the Board,~~,~~ Chief Executive Officer and Chief Financial Officer since the company was formed. Mr. Nurse has been Chief Executive Officer of Automated Management Resources, Ltd. from  1999 until 2001 Mr. Nurse has 25 years of varied experience in all phases of construction and construction management including design, development, construction, administration, marketing, and sales accounting. Mr. Nurse has had over fifteen years management experience in the management construction companies at various levels ranging from scheduling of construction activities through operations and strategic management of the companies. A graduate engineer from Farleigh Dickenson University, Teaneck, New Jersey, Mr. Nurse has had specialized training in a number of relevant areas including: labor relations, production management, quality control, and sales and marketing. Mr. Nurse has held positions of Project Engineer, Scheduling Technician, Project Manager, Construction Manager, Vice President and Chief Executive Officer. Companies worked with included Titian Realty & Construction of New York, Pullman Kellogg of Texas, a builder of power plants, and Walsh Construction of Connecticut, a division of Hydroelectric Plant builder Guy F Atkinson.

Beverly Callender has served as a director of the Company since _2003. Ms. Callendar has been a self-employed mortgage broker since 2005. From 2003 to 2005, Ms. Callendar served as a mortgage processor for Bank Atlantic. From 2002 to 2003, Ms. Callendar was a substitute teacher in the Broward County School District. In 2003, Ms. Callendar received her MBA from Florida Atlantic University. From 1997 to 2001, Ms. Callendar was a senior loan officer at General Finance in Barbados. From 1993 to 1997, Ms. Callendar served as the manager of the credit cards and collections department at Mutual Bank in Barbados.

Audit Committee Financial Expert

The Company does not have a separately-designated audit committee, and, therefore, the Company does not have an audit committee financial expert.

Code of Ethics

The Company’s board of directors adopted the Code of Ethics that applies to the Company’s directors, officers and employees, including Chief Executive Officer (i.e., the principal executive officer), Chief Financial Officer (i.e., the principal financial officer), Principal Accounting Officer, Controller or any other person performing similar functions. The Company made no waivers from our changes to the Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and persons who beneficially own more than 10% of Common Stock (collectively, the “Insiders”) to file initial statements of beneficial ownership and statements of changes in their beneficial ownership of Common Stock with the SEC. The SEC regulations require Insiders to furnish the Company with copies of all Section 16(a) statements they file. Based solely on the Company’s review of the copies of such statements received by it, the Company believes that the Insiders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2004.~~.~~

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to the Company’s chief executive officer for all services rendered in all capacities to the Company and its subsidiary.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Securities Underlying Options (#)	All Other Compensation

Carl M. Nurse, CEO (1)	2004	$0	0	$4,764(2)	719,131	3,043,476	0
	2003	0	0	0	456,750	0	0
	2002	0	0	0	0	0	0
________________________
(1)	The Company has~~.~~not paid its Chief Executive Officer any salary or bonus during fiscal years ended December 31, 2001, 2002, 2003 and 2004.
(2)	Represents the Company’s payments of the automobile note payable of $397 per month. The Company has not granted any options to purchase shares of its Common Stock since its incorporation in 2001

Agreements Between Mr. Nurse and the Company

The following brief summaries of the Individual Employment Agreement (the “Agreement”) and the Indemnity Agreement (the “Indemnity Agreement”) between the Company and Mr. Nurse are not intended to be complete and are qualified in their entirety by reference to the documents attached as exhibits to this Annual Report on Form 10-KSB.

Individual Employment Agreement

On August 1,2001, the Company and Mr. Nurse entered into the Agreement, pursuant to which Mr. Nurse is employed as President and Chief Executive Officer of the Company. The Agreement provides that Mr. Nurse’s annual salary will be $150,000, when revenues reach $4,000,000, and thereafter the annual salary will increase to $250,000 when revenues reach $10,000,000. The salary will also be reviewed when revenues are in excess of $15,000,000 per year. Generally, the Company agreed to review Mr. Nurse’s salary on an annual basis. Mr. Nurse will be eligible to receive a bonus provided Mr. Nurse achieves, in the reasonable opinion of the Company, the objectives agreed between the Company and Mr. Nurse.

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

Under the Agreement, the Company will, to the extent permissible under law, indemnify Mr. Nurse from and against all actions, claims and demands brought against Mr. Nurse by any third party relating to the performance of Mr. Nurse’s employment, provided that Mr. Nurse’s actions were in good faith and did not involve recklessness, willful neglect or any willful failure to carry out a lawful instruction from the Company.

Mr. Nurse agreed not to, whether during the term of the Agreement or after its termination for whatever reason, use, disclose or distribute to any person or entity, otherwise than as necessary for the proper performance of his duties and responsibilities under the Agreement, or as required by law, any confidential information, messages, data or trade secrets acquired by Mr. Nurse in the course of performing his services under the Agreement. This includes, but is not limited to, information about the Company’s business. All work produced for the Company by Mr. Nurse under the Agreement or otherwise and the right to the copyright and all other intellectual property in all such work is considered to be the sole property of the Company.

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

If Mr. Nurse’s employment is terminated on the basis of redundancy, Mr. Nurse will be entitled to redundancy compensation in the sum of $50,000. Under the Agreement, “redundancy” is a situation where the position of employment of an employee is or will become surplus to the requirements of the Company’s business.

The Company may terminate the Agreement summarily and without notice for serious misconduct on the part of Mr. Nurse, which includes, but is not limited to: (i) theft; (ii) dishonesty; (iii) harassment of a work colleague or customer; (iv) serious or repeated failure to follow a reasonable instruction; (v) deliberate destruction of any property belonging to the Company; or (vi) actions which seriously damage the Company’s reputation.

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

ITEM 6.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 30, 2005 with respect to the beneficial ownership of Common Stock by: (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, (ii) each of the Company’s directors, (iii) the Company’s Chief Executive Officer [and each other executive officer whose total annual salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000]; and (iv) all of the Company’s directors and executive officers as a group. As of March 30, 2005, __________ shares of Common Stock were outstanding.

The securities “beneficially owned” by an individual, as shown in the table below, are determined in accordance with the definition of “beneficial ownership” set forth in the SEC regulations. Accordingly, beneficially-owned securities may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or convertible securities within 60 days after March 30, 2005. Shares subject to stock options, warrants or convertible securities, which an individual has the right to acquire within 60 days after March 30, 2005, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned only by such individual or any group including such individual. Beneficial ownership may be disclaimed as to some of the securities.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership	Percent of Class
Carl M. Nurse (1)	[3,043,476]	[75.00]%

All directors and executive officers as a group	[3,043,476]	[75.00]%
____________________________
* The business address of the Company’s directors and executive officers if c/o SiteWorks Building & Development Co., 2534 N Miami Ave., Miami, Florida 33127.
(1) Restricted Founder l shares issued to Mr. Nurse in lieu of cash compensation. [TO BE DISCUSSED AND REVISED; SEE COMMENT NO. 66.]

Equity Compensation Plan Information

The Company  did not have any equity compensation plans during the fiscal year ended December 31, ~~:~~2004.

ITEM 7.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Nurse, the Company’s director and executive officer, entered into certain agreements with the Company. For brief summaries of such agreements see “Item 10. Executive Compensation - Agreements Between Mr. Nurse and the Company.”

ITEM 8.	EXHIBITS

The following exhibits are filed with this Form 10-KSB:

2.1	Plan of Merger with RealTimeCars, Inc. dated ________.

2.2	Plan of Merger with Cork Acquisition Corp. dated ________.

3.1	Articles of Incorporation, as amended.

3.2	Bylaws.

4.1

10.1	Employee Incentive and Consultant Compensation Plan a/k/a 2005 Performance Incentive Plan.

10.2	Lease Agreement between the Company and WR Tax Certificates dated ________.

10.3	Individual Employment Agreement between the Company and Mr. Nurse dated _______.

10.4	Indemnity Agreement between the Company and Mr. Nurse dated August 9, 2001.

10.5	Business Development Retainer Agreement between the Company and Ken Ash Jr. dated February 4, 2004.

10.6	Consulting Agreement between the Company and Nassau International Consultants Inc. dated February 4, 2004.

10.7	Agreement between the Company and Equitilink, LLC dated April 15, 2004.

10.8	Financing Finder’s Fee Agreement between the Company and Falcon Financial Consulting, LLC dated December 10, 2004.

10.9	Financing Finder’s Fee Agreement between the Company and Kevin Carson and/or KJC Consulting dated December 14, 2004.

10.10	Management Consulting Agreement between the Company and David Gaal, Stock Focus Capital dated _____________.

10.11	[Notes] [SEE NOTES 5, 6, 7 TO FINANCIAL STATEMENTS; NOTES RELATED TO THE JUPITER LOT]

10.12	[Agreements related to construction projects, the transaction with Ubuy and transactions in connection with the ~~lot in~~ Jupiter Lot]

11.1	Statement regarding computation of per share earnings. [ACCOUNTANTS TO PROVIDE]

14.1	Code of Ethics.

21.1	Subsidiaries of the Company.

23.1	Consent of Bagell, Josephs & Company, L.L.C.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

ITEM 9.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The board of directors has appointed Bagell, Josephs & Company, L.L.C., an independent registered public accounting firm, to serve as the Company’s independent auditors for the fiscal years ended December 31, 2004 and 2003, respectively.

Audit Fees

The aggregate fees billed by Bagell, Josephs & Company, L.L.C. for professional services rendered for the audit of the Company’s annual financial statement (and the review of the Company’s financial statements included in the Company’s quarterly reports on Form 10-QSB) for the fiscal years ended December 31, 2004 and December 31, 2003 were $13,586 and $0, respectively.

Audit-Related Fees

The aggregate fees billed by Bagell, Josephs & Company, L.L.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 and that are not disclosed in the paragraph captioned “Audit Fees” above were $0 and $0, respectively.

Tax Fees

The aggregate fees billed by Bagell, Josephs & Company, L.L.C. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and December 31, 2003 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for services rendered by Bagell, Josephs & Company, L.L.C., other than for services covered by the preceding three paragraphs, for the fiscal years ended December 31, 2004 and December 31, 2003 were $0 and $0, respectively.

Pre-Approval Policies

[To help ensure the independence of the Company’s independent registered public accounting firm, the board of directors has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. Pursuant to this policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be approved in advance by the board of directors. The board of directors may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full board of directors at its next regularly scheduled meeting.]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEWORKS BUILDING & DEVELOPMENT CO.

/s/ Carl M. Nurse
____________________________________________
Carl M. Nurse, President, Chief Executive Officer and
Chief Financial Officer

Date: July 18, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Carl M. Nurse _______________________ Carl M. Nurse	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	_July 18, 2006

/s/ Beverly Callender _______________________ Beverly Callender	Director	_July 18, 2006