Form 10KSB/A
period 2004-12-31
SiteWorks Building & Development Co.
filed 2006-07-24
CIK 1106643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB/A
(Amendment No. 2)

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
CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA STATE BOARD OF ACCOUNTANCY

SITEWORKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS
	Restated	Restated
	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$ 5,224	$ 92
Accounts receivable	-	2,700
Inventory	-	105,000
Total Current Assets	5,224	107,792

Property and equipment, net	25,440	24,291

Deposits	1,200	1,200

TOTAL ASSETS	$ 31,864	$ 133,283

LIABILITIES, TEMPORARY EQUITY (DEFICIT) AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$ 21,634	$ 19,152
Due to officer/stockholder	-	5,246
Note payable - related party	12,000	150,000
Current portion of note payable - vehicle	3,589	3,573
Total Current Liabilities	37,223	177,971

Note Payable - vehicle, net of current portion	6,072	8,636

Total Liabilities	43,295	186,607

TEMPORARY EQUITY (DEFICIT)	3,815,570	2,555,384

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock Series A, $1.00 par value, 20,000,000 and 0 shares authorized
and 0 shares issued and outstanding	-	-
Convertible Preferred Stock Series B, $1.00 par value, 20,000,000 and 0 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 4,156,342 and
18,547 shares issued and outstanding at December 31, 2004 and 2003, respectively	-	-
Subscription receivable	-	-
Additional paid-in capital	-	-
Deficit	(3,827,001)	(2,608,708)
Total Stockholders' Equity (Deficit)	(3,827,001)	(2,608,708)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 31,864	$ 133,283

The accompanying notes are an integral part of the consolidated financial statements.

SITEWORKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Restated	Restated
	2004	2003

SALES	$ 220,000	$ 13,355

COST OF SALES	(105,900)	(9,846)

GROSS PROFIT	114,100	3,509

OPERATING EXPENSES
Officers' compensation	597,000	456,750
Advertising	38,041	7,879
Auto	5,286	9,368
Bad debt and other	8,364	0
Professional fees and services	522,437	1,958,189
Insurance	14,018	11,809
Office expense	103,317	70,827
Rent	12,156	9,700
Travel and other	6,692	18,339
Utilities	14,180	16,249
Depreciation	5,693	5,645
Total Operating Expenses	1,327,184	2,564,755

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,213,084)	(2,561,246)

OTHER INCOME (EXPENSE)
Interest expense	(5,209)	(9,347)
Total Other Income (Expense)	(5,209)	(9,347)

NET LOSS APPLICABLE TO COMMON SHARES	$ (1,218,293)	$ (2,570,593)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.62)	$ (138.60)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,965,859	18,547

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

The Company had outstanding at December 31, 2004 and 2003, $-0- and $5,246, respectively to an officer/stockholder for expenses advanced on behalf of the Company. There were no specific repayment terms.

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

20

SITEWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 13-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND RELATED NOTES (CONTINUED)

The net effect of this restatement is as follows:

Originally
	Restated	Reported
	2004	2004

Net Loss	$ (1,218,293)	$ (1,458,293)

Net Loss per Basic and Diluted Shares	$ (0.62)	$ (0.74)

Originally
	Restated	Reported
	2003	2003

Net Loss	$ (2,570,593)	$ (2,630,593)

Net Loss per Basic and Diluted Shares	$ (138.60)	$ (14,219)

NOTE 14-	SUBSEQUENT EVENTS

In February 2005, the Company entered into a purchase agreement to acquire Craco Excavating, Inc., an 18 year old Florida excavating and site utility construction company. The Company completed the due diligence phase, and is abandoning acquisition and does not intend to ever close the transaction.

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