Form 10KSB/A
period 2005-12-31
SiteWorks Building & Development Co.
filed 2006-07-31
CIK 1106643

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

      Amendment 3 restates the amount of shares held by officers and directors of the company.


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


          Name and Address of                    Amount and Nature of
           Beneficial Owner*                     Beneficial Ownership                     Percent of Class
-------------------------------------     -----------------------------------     --------------------------------
                                              Preffered A        Common
                                          -----------------------------------
Carl M. Nurse (1)                              5,100,000                                        100%
                                                                2,450,001                       .01%
All directors and executive officers
as a group                                     5,100,000                                        100%
                                                                2,450,001                       .01%

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

Audit Fees

         The aggregate fees billed by Bagell, Josephs & Company, L.L.C. for professional services rendered for the audit of the Company's annual financial statement (and the review of the Company's financial statements included in the Company's quarterly reports on Form 10-QSB) for the fiscal years ended December 31, 2005 and December 31, 2004 were $37,000 and $-0-, respectively.

Audit-Related Fees

         The aggregate fees billed by Bagell, Josephs & Company, L.L.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 and that are not disclosed in the paragraph captioned "Audit Fees" above were $0 and $0, respectively.

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

Date: July 30, 2006

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


NAME                                            TITLE                                             DATE
--------------------------------------          -----------------------------------------         -----------------
/s/ Carl M. Nurse                               President, Chief Executive Officer, Chief         July 30, 2006
-----------------------                         Financial Officer and Director (Principal
Carl M. Nurse                                   Executive Officer and Principal Financial
                                                Officer)

/s/ Beverly Callender                           Director                                          July 30, 2006
-----------------------
Beverly Callender

[ADD OTHER CURRENT DIRECTORS, IF ANY]

                                  EXHIBIT INDEX

                   [TO BE INSERTED WHEN ITEM 13 IS FINALIZED]