Form 10QSB
period 2006-06-30
SBD International, Inc
filed 2006-08-18
CIK 1106643

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2006

     ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
           Act for the transition period from _________ to _________.

                        Commission File Number: 001-32528


                      SITEWORKS BUILDING & DEVELOPMENT CO.
               (Exact name of registrant as specified in charter)


                   FLORIDA                            58-2590047
      (State of or other jurisdiction of        (IRS Employer I.D. No.)
        incorporation or organization)


                  6464 NW`5th Way, Ft Lauderdale Florida 33309
                    (Address of Principal Executive Offices)

                                 (954) 489-2961
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ] NO [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
YES [ ]  NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of July 31, 2006.

219,851,020  Common Shares

Transitional Small Business Disclosure Format:
YES ( ) NO (x)

                      SITEWORKS BUILDING & DEVELOPMENT CO.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                                                            Page
Item 1. Consolidated Financial Statements (unaudited)

    Consolidated Balance Sheet as of June 30, 2006                                                          3

    Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005         4

    Consolidated Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005         5

    Condensed Notes to Consolidated Financial Statements                                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(including cautionary statement)                                                                           14

Item 3.   Controls and Procedures                                                                          25

PART II. OTHER INFORMATION                                                                                 27

Item 1. Legal Proceedings                                                                                  27

Item 2. Changes in Securities                                                                              27

Item 3. Defaults Upon Senior Securities                                                                    27

Item 4. Submission of Matters to a Vote of Securities Holders                                              27

Item 5. Other Information                                                                                  27

Item 6. Exhibits                                                                                           27

Signature                                                                                                  28

Certification                                                                                              29

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS.

                      SITEWORKS BUILDING & DEVELOPMENT CO.

                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
   Cash (including 242,931 of restricted cash)                                       $    247,601
   Trade receivables                                                                      253,547
                                                                                     ------------
Total current assets                                                                      501,148


VEHICLES, FURNITURE AND EQUIPMENT (net of accumulated depreciation of $20,226)             39,273

LAND HELD FOR DEVELOPMENT                                                               2,216,172

DEPOSITS                                                                                   24,470

                                                                                     ------------
TOTAL ASSETS                                                                         $  2,781,063
                                                                                     ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                                  $    210,131
   Due to related parties                                                                 354,824
   Accrued payroll and other liabilities                                                   20,681
                                                                                     ------------
Total current liabilities                                                                 585,636

LONG-TERM LIABILITIES
     Mortgages payable                                                                  1,263,780
     Contingent liability                                                               1,171,821
     Accrued liabilities                                                                  272,557
                                                                                     ------------
 Total liabilities                                                                      3,293,794
                                                                                     ------------

STOCKHOLDERS' DEFICIT:
        Convertible Preferred Stock, Series A, $0.001 par value 20,000,000 shares
authorized and 5,100,000 shares issued and outstanding                                      5,100
        Convertible Preferred Stock, Series B, $1.00 par value 20,000,000 shares
authorized and 1.100,000 shares issued and outstanding                                  1,100,000
        Common stock, $0.001 par value, 500,000,000 shares authorized, 219,851,021
shares issued and outstanding                                                             219,851
        Additional paid-in-capital                                                      9,350,606
Retained deficit                                                                      (11,188,291)
                                                                                     ------------
Total stockholders' deficit                                                              (512,734)
                                                                                     ------------

TOTAL                                                                                $  2,781,063
                                                                                     ============

--------------------------------------------------------------------------------

               See notes to consolidated financial statements.

                      SITEWORKS BUILDING & DEVELOPMENT CO.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                            For the          For the          For the           For the
                                           Six months       Six months      Three months      Three months
                                           Ended June       Ended June       Ended June        Ended June
                                            30, 2006         30, 2005         30, 2006          30, 2005
                                          -------------    -------------    -------------    -------------
REVENUES                                  $     290,935    $                $     222,318    $

COST OF REVENUES                               (164,646)                          (94,295)
                                          -------------                     -------------

GROSS PROFIT                                    126,289                           128,023
                                          -------------                     -------------

OPERATING EXPENSES:
Stock based employee and consultant
compensation                                    607,000          390,000          238,000          390,000

General & Administrative                        511,813          548,213          147,779          417,240

Marketing                                         5,590            4,127            2,464                0
                                          -------------    -------------    -------------    -------------
Total operating expenses                      1,124,403          942,340          388,243          807,240

                                          -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                           (998,114)        (942,340)        (260,220)        (807,240)

OTHER EXPENSES:
     Interest expense                           (73,687)         (44,742)         (61,020)         (44,742)
                                          -------------    -------------    -------------    -------------
NET LOSS                                  $  (1,071,801)   $    (987,082)   $    (321,240)   $    (851,982)
                                          =============    =============    =============    =============


LOSS PER COMMON SHARE - BASIC & DILUTED   $       (0.00)   $       (0.51)   $       (0.00)   $       (0.17)
                                          =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING - BASIC AND
DILUTED                                     210,524,204        1,921,603      210,929,232        5,085,218
                                          =============    =============    =============    =============

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      SITEWORKS BUILDING & DEVELOPMENT CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                 For the               For the
                                                                               Six months             Six months
                                                                              Ended June 30,          Ended June
                                                                                  2006                 30, 2005
                                                                              -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       (1,071,801)              (987,082)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                 2,844                  3,386
      Stock issued for employee and consultant compensation                       607,000                856,170
      Amortization of beneficial interest                                                                 44,085
Changes in assets and
      liabilities, net:
      Accounts receivable                                                        (242,307)
      Deposits                                                                    (12,520)
      Accounts payable and other liabilities                                      207,813                 22,180
      Accrued and other liabilities                                                55,536
                                                                              -----------            -----------
NET CASH USED IN OPERATING ACTIVITIES                                            (453,435)               (61,261)
                                                                              -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in land held for development                                    (116,173)

                                                                              -----------            -----------
CASH USED IN INVESTING ACTIVITIES                                                (116,173)
                                                                              -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipt of advances                                                           13,200
     Proceeds from subscription receivable                                         23,550
     Proceeds from sale of common stock                                            24,000
     Proceeds from mortgage refinancing                                           475,601                   --
     Loan from related party                                                      336,489                   --
                                                                              -----------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         812,090                 60,750
                                                                              -----------            -----------

NET CHANGE IN CASH                                                                242,482                   (511)

CASH AT BEGINNING OF PERIOD                                                         5,119                  5,224

                                                                              -----------            -----------
CASH AND RESTRICTED CASH AT END OF PERIOD                                     $   247,601            $     4,713
                                                                              ===========            ===========


   See notes to consolidated financial statements.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 2006 AND 2005


NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION

                  The consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated unaudited financial statements and notes are presented as permitted on form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in the consolidated unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated unaudited financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the company later in the year.

                  These consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 2006 AND 2005


NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION
                  (CONTINUED)

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

                  Basis of Presentation

                  Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended

                  June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 contained in our Form 10-KSB.


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 2006 AND 2005


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)


                  Use of Estimates

                  The preparation of consolidated unaudited financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated unaudited financial statements and accompanying notes. Actual results could differ from those estimates.

                  Revenue and Cost Recognition

                  Currently, the Company anticipates four primary sources of revenue:

                  (1) The construction of housing projects in foreign countries;

                  (2) Construction/home repairs in the United States;

                  (3) The sale of undeveloped land or real estate;

                  Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 we recognize revenue when (1) persuasive evidence of an arrangement exists;
                  (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collection of the sales price is reasonably assured. When a sale does not meet the requirements for income recognition a gain is deferred until those requirements are met.


                  The Company recorded the sale of property under the cost recovery method. When this method is used, no profit is recognized on the sales transaction until the cost of the property sold is recovered. (See Note 3)

                  Revenues from fixed-price and modified fixed-priced construction contracts are anticipated to be recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract.
                  Contract costs will include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which are recognized

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 2006 AND 2005


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  in the period in which the revisions are determined. There were no costs since there were not any contracts in progress for the six months ended June 30, 2006 and 2005.

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

                  Advertising

                  Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the six months ended June 30, 2006 and 2005, are $5,590 and $4,127, respectively.

                  Fair Value of Financial Instruments

                  The carrying amount reported in the consolidated unaudited balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             June 30, 2006 AND 2005


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

                  Start-up Costs

                  In accordance with Statement of Position 98-5, "Accounting for Start-up Costs", the Company has expensed all of their costs relating to the start-up in the period in which those costs related to.

                  Loss Per Share of Common Stock

                  Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented. The Company has no options or warrants outstanding as of June 30, 2006 and 2005.


                  Reclassifications

                  Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - VEHICLES, FURNITURE, AND EQUIPMENT


                  Vehicle, furniture and equipment consist of the following:

                                                                   2006
                                                                   ----

                  Vehicles                                      $   38,212
                  Furniture and equipment                           21,287
                                                                ----------
                  Total Vehicle, furniture and equipment            59,499
                  Less:  accumulated depreciation                  (20,226)
                                                                ----------

                  Vehicle, furniture and equipment, net of
                     accumulated depreciation                   $   39,273
                                                                ==========

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             June 30, 2006 AND 2005

NOTE 3 -          VEHICLES, FURNITURE, AND EQUIPMENT
                  (CONTINUED)

                  Depreciation expense for the six months ended June 30, 2006 and 2005 was $2,844 and $3,386, respectively.

NOTE 4 -          DUE TO RELATED PARTY

                  The Company had outstanding debt of $33,565 to an officer/stockholder for expenses advanced on behalf of the Company at June 30, 2006. The Company also received cash advances from a shareholder. The outstanding debt to this shareholder was $321,259 at June 30, 2006. There are no specific repayment terms on either of these debts.

NOTE 5 -          MORTGAGE PAYABLE

                  On February 15, 2006 the Company refinanced a mortgage payable collateralized by land. The note is an interest only promissory note that balloons February of 2009. The note has a fixed interest rate of 12% for the first 6 months and then a variable interest rate of prime plus 6% with a floor of 12%. The amount of the note at June 30, 2006 is $1,263,780.

NOTE 6 -          PROVISION FOR INCOME TAXES


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

                  At June 30, 2006 and 2005, deferred tax assets approximated the following:

                                                   2006              2005
                                                ------------     ------------
                  Deferred tax asset            $ 3,356,487      $ 1,278,600
                  Less: Valuation allowance      (3,356,487)      (1,278,600)
                                                -----------      -----------
                                                $       -0-      $       -0-
                                                ===========      ===========

                  At June 30, 2006 and 2005, the Company had deficits accumulated approximating $11,048,716 and $4,262,445, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             June 30, 2006 AND 2005

NOTE 7 -          ISSUANCE OF COMMON STOCK

                  During the six months ended June 30, 2006, The Company issued 6,600,000 shares of stock at fair value of $117,400 for compensation to an employee. Additionally the company issued 15,000,000 shares of stock at fair value of $489,600 for consulting services.

NOTE 8 -          CONTINGENCY/UNCERTAINTY

                  The Company became aware that some or all of the capital changes may not have been validly adopted by the Company's Board of Directors, approved by the Company's Shareholders, or filed with the Secretary of State as required by the laws of the State of Florida. As a result, it appears that the Company may not have been authorized to issue certain shares of its common and preferred stock. As a result, the company filed an information statement that the majority shareholders had assented via written permission and notified all shareholders via a mailing and publication of an information statement. Therefore, these equity amounts have been reclassified from temporary equity to preferred and common stock.

NOTE 9 -          GOING CONCERN

                  As shown in the accompanying consolidated unaudited financial statements, the Company incurred substantial net losses since inception and doesn't have the revenue stream to support itself. There is no guarantee as to whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

                  In addition, the Company may have issued certain shares of its stock that were not validly authorized (See Note 8).

                  Management also states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

                  The consolidated unaudited financial statements do not include any adjustments that might results from the outcome of these uncertainties.

NOTE 10 -         LAND AND CONTINGENT LIABILITY

                  In June 2005, the Company issued 1,100,000 shares of preferred stock Series B value at $1.00 a share. The Company also issued 35,000,000 shares of common stock valued at $1,000,000 in order to purchase property from Munich LLC. The property was appraised at $2,900,000. In addition, $116,172 was spent in closing costs and was added to the land value for a total holding cost of $2,216,172.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             June 30, 2006 AND 2005


NOTE 10 -         LAND AND CONTINGENT LIABILITY
                  (CONTINUED)

                  Subsequently to the purchase, the Company discovered that the property wasn't free and clear of mortgages and liens. A second mortgage of approximately $1,200,000 is in the name of the former seller who has committed to make the payments on the mortgage and also escrowed the 35,000,000 shares of the Company's common stock received in the sale. If that individual doesn't make the payments the stock will be retired.

                  The debt is also guaranteed by a stockholder and officer of the Company. If neither the seller nor the stockholder/officer is able to pay the obligation, the Company will have to pay for the debt. Since the debt is by the land purchased a contingent liability for the amount of the loan has been recorded. The amount of the contingent liability was $1,171,821 at June 30, 2006.


NOTE 11 -         SUBSEQUENT EVENTS

                  On August 1, 2006, the Company merged with SBD International
                  (SBD), with SBD being the surviving entity. Upon execution of the merger an exchange of one share of SBD common stock will be made for every 25 shares of The Company's common stock. This will reduce the outstanding shares to approximately 8,794,000 shares of common stock. The Company's preferred stock will remain outstanding and unchanged.




END OF FINANCIAL STATEMENTS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

SBDN International, Inc currently traded as an OTC BB quotation SBDN, merged with Site Works Building & Development Co. in August of 2006 (which was incorporated in Florida in 2001 as a construction and real estate development company). The Company was formed to engage in real estate development and offer general contracting, preconstruction planning and construction management services to residential and commercial customers in South Florida. Since inception, the Company has expanded its market area to include certain subcontracted projects and projects beyond its domestic market area. The Company is currently managing projects in West Palm Beach, central Florida Miami, as well as in the initial stages of developing projects in overseas markets including Thailand. The Company also intends to be involved in infrastructure work, including installation of electric and gas utilities. The Company has an operating competence in the installation of underground utilities and has a trenching machine and other equipment which enables it to carry out trenching projects.

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

The Company intends to provide its customers with the following:
a listing of possible value engineering ideas with each hard bid; staging and sequencing plans; project specific safety plan; and resource loaded scheduling, which indicates the cash flow, manpower and equipment for the project at any given point.

Preconstruction Planning Services
As part of its preconstruction services, the Company offers a preconstruction package that includes:
Establishment of a realistic budget; design and permitting assistance; value engineering alternatives; weekly meetings with all parties; schedules for both preconstruction and construction stages; subcontractor pricing; recommendations regarding the purchase of long lead items; and calculation of a guaranteed maximum price.

Construction Management Services
The Company offers construction management services throughout the building cycle and such services include, but are not limited to: assistance in all phases of permit processing; preparation of all subcontractors' and/or suppliers' purchase orders required in connection with the work; scheduling, coordination and supervision of the physical construction; establishment of a realistic budget; monitoring of compliance with assigned responsibilities; preparation and submission of all necessary documentation; preparation and maintenance of the project schedule; and training of the owner in mechanical and other systems operation.

The Company strives to ensure that all parties' roles and responsibilities are clearly defined and that all parties are focused on completing the project. Depending on the customer's needs, some of the preconstruction planning services to be offered by the Company may overlap with the Company's construction management services.

Strategic Plan
The Company intends to pursue a strategy of: bidding on contracts to act as a general contractor or project manager on construction projects; performing general construction services as a general contractor on third party contracts securing long-term contractual relationships via partnering with major institutions and governmental agencies on all levels; and becoming an efficient producer of high quality construction services.

Construction Projects
Generally, the Company submits bids through the "competitive bid" method, in which the price is the major determining factor, or through submitting proposals to potential customers and the contracts are awarded based on the combination of technical capability and competitive price. If the Company submits the winning bid or proposal, the Company will then enter into a definitive agreement regarding the construction project which was the subject of the bid or the proposal, as applicable.
The projects the company has in progress are enumerated below:

 PROJECT                                Value     Status                % COMP

SiteWork / VA Hospital for FPL/AEI     349,000    Jan 06                   80%

Sitework at the FAA for Gavtec/FAA     149,000    start May                30%

Rodriguez residence                    161,000    start summer 06

Ramirez residence                       51,000    in progress              95%

Chiefland Improvements                 400,000    Design/Permitting

Chiefland Addition                   1,200,000    Design/Permitting

Management continues to actively bid projects and fully expects to increase its contract backlog this year significantly.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and the results of our operations are based upon our financial statements and the data used to prepare them. Our financials have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Estimates that are critical to our consolidated financial statements relate principally to the determination and valuation of derivative financial instruments and restricted securities, and the recoverability of long-lived assets. The markets for our services are characterized by intense competition which could impact the future financial results of the company. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Revenue recognition:

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured. As such, we recognize revenues as services are rendered. Sales of real estate are generally recognized under the full accrual method when each of the criteria in paragraph 5 of SFAS 66 is met. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition a gain is deferred until those requirements are met.

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

Contract costs will include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

Revenues from time and material contracts are recognized currently as the work is performed.

Stock Based Compensation

Prior to December 31, 2005, we used Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we would have used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for any of our stock-based employee compensation arrangements (no such arrangements were applicable through June 30, 2006).

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments, which became effective on January 1, 2006. The statement requires us to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since we have not issued any stock options through June 30, 2006, the adoption of this statement did not have an effect on our consolidated financial statements.

RESULTS OF OPERATIONS

SIX AND THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX AND THREE MONTHS ENDED JUNE 30, 2005

Revenues

The 2006 revenues consist primarily of site preparation revenues from federal government projects. Revenues totaled $290,935 and $222,318 for the six and three months ended June 30, 2006. The revenues for the same periods last year were zero because operations had not begun.

Cost of Revenues

Cost of revenues consists of materials, labor, equipment rental and other expenses related to the site preparation project. Cost of revenues totaled $164,646 and $94,295 for the six and three months ended June 30, 2006. The cost of revenues for the same periods last year was zero because operations had not yet commenced.

Operating Expenses

General and administrative expense consists of property taxes, office expenses, rent, phones, professional fees, amortization, and travel and entertainment. These expenses increased 34% from $548,213 in the six months ended June 30, 2005 to $511,813 in the six months ended June 30, 2006. The increases during this time periods are mostly due to the payment of property taxes from the land purchased in late 2005, additional employee costs and travel. These expenses decreased 64% from $417,240 in the three months ended June 30, 2005 to $147,779 in the three months ended June 30, 2006. Included in general and administrative expense is cash compensation paid to employees to operate the selling, general and administrative functions of the company. The cash compensation and benefits of these employees was $155,470 and $72,043 for the six and three months ended June 30, 2006, compared to $14,718 and $0 the same periods last year.

Included in stock based employee and consultant compensation is the expense of issuing stock of $607,000 and $238,000 for the six and three months ended June 30, 2006, compared to $390,000 and $390,000 the same periods last year.

Other Expenses

Interest expense for the six and three months ended June 30, 2006 of $73,687 and $61,020 is attributable to our mortgage payable as refinance in the first quarter of 2006. These expenses increased from $40,251 in both the six and three months ended June 30, 2005, which was related to debt outstanding in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had cash (exclusive of restricted cash) of approximately $4,670, a decrease of $449 from December 31, 2005, and a working capital deficiency of approximately $73,258. The company has restricted cash in the amount of $242,930 in an escrow account to be used for construction expenses. Our primary sources of working capital during the six months ended June 30, 2006 was the funds loaned to the Company by a stockholder and funds received in refinancing of a mortgage on land held for development.

We believe that we will need to raise between $1 million and $5 million through the sale of debt and/or equity securities in order to fund acquisitions and working capital needs of the Company. If we are successful in raising these funds in a timely manor, we anticipate our revenues to exceed $1,000,000 and our general and administrative expense we be approximately $900,000. However, this estimate is a forward-looking statement that involves risks and uncertainties and is subject to a number of factors so there can be no assurance of such.

We are optimistic about our long term business prospects, however, raising these funds is not guaranteed. We cannot assure you that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

MANAGEMENT'S GOALS

In our opinion we need to achieve the following events or milestones;

      o Complete the property acquisition in Bangkok, Thailand By end of fiscal 2006.
      o Complete the build-out of the land held for development and have the property fully leased out or sold.
      o Raise additional capital of at least 5,000,000 to acquire additional real estate properties in Thailand.


RISK FACTORS AND RELATED DISCLOSURES


Unless the context indicated otherwise, all references to "we," "us," "our" or the "Company" in this subsection "Risk Factors" refer to the Company. We are subject to a number of risks listed below, which could have a material adverse effect on our financial condition, results of operations and value of our Common Stock.


Risks and Related Disclosures Relating to Our Business

These financial statements dated June 30, 2006 have not been reviewed by an independent accountant. We expect to have them reviewed as quickly as possible and after that review we will file and amended statement which may or may not contain changes.

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

On August 16, 2006, the closing price of Common Stock was $0.76 bid . Our Common Stock is a "penny stock" security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) the validity of the Company's issued shares of stock; (ii) the Company's ability to continue as a going concern;
(iii) the availability of financing on terms acceptable to the Company; (iv) the management's ability to implement the Company's business and growth strategy;
(v) the validity of the underlying assumptions and estimates of projected costs and revenues on a contract; (vi) the management's ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures; (vii) any inability of us to successfully conduct our business in new markets; and (viii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

Item 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within ninety (90) days prior to the filing of this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management and our Board of Directors, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, including the principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in internal controls over financial reporting.

There were no significant changes in our internal control over financial reporting that could significantly affect our controls during quarter ended June 30, 2006. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART  II. - OTHER INFORMATION

Item 1. Legal Proceedings -

In March 2006 La Jolla Cove Investors of San Diego California initiated an action against SiteWorks Building & Development Co. The complaint stated that SWKJ failed to deliver 10,000,000 shares of free trading stock pursuant to a funding agreement. The agreement was predicated on the effectiveness of an Form SB 2 registration statement on file at the time of the agreement. The Form SB 2 was not approved and subsequently withdrawn because management thought the comments received from the SEC were such that it would be in the best interest of the company to withdraw the registration statement and possibly re-file the Form SB 2 at a later time. Management has retained outside counsel to defend itself in the litigation and expects to prevail in the response and countersuit for damages and legal fees. The lawsuit was dismissed in July of 2006.

Item 2. Changes in Securities -

During the six months ended June 30, 2006, The Company issued 6,600,000 shares of stock at fair value of $117,400 for compensation to an employee. Additionally the company issued 15,000,000 shares of stock at fair value of $489,600 for consulting services.

Item 3. Defaults Upon Senior Securities - NONE

Item 4. Submission of Matters to a Vote of Securities Holders - NONE

Item 5. Other Information - NONE

Item 6. Exhibits

Exhibits

      31 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, Carl Nurse

      32 Section 1350 Certification, Carl Nurse - Chief Executive Officer and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         SITEWORKS BUILDING & DEVELOPMENT, CO
                                         By   /s/ Carl Nurse
                                              --------------




                                         Carl Nurse, Chief Executive Officer and

                                         Chief Financial Officer

August 19, 2006