Form 10QSB/A
period 2006-06-30
SBD International, Inc
filed 2006-11-02
CIK 1106643

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                  FORM 10-QSB/A

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
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
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

YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of July 31, 2006.

219,851,020 Common Shares

Transitional Small Business Disclosure Format: YES ( ) NO (x)

                                EXPLANATORY NOTE

      This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our annual report on Form 10-QSB for the fiscal quarter ended June 30, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on August 18, 2006 and amended on October 31, 2006. This 10-QSB/A is being filed to eliminate the paragraph in the Management Discussion and Analysis discussion on Risk Factors and Related Disclosures that states that this 10-QSB had not been reviewed by the company accountants. We also updated Note 8 for subsequent events to disclose the merger that occurred on September 28, 2006. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and Acting Principal Financial Officer.

                      SITEWORKS BUILDING & DEVELOPMENT CO.
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
                             INDEX TO FORM 10-QSB/A

PART I. FINANCIAL INFORMATION                                               Page

Item 1. Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheet as of June 30, 2006               3

        Condensed Consolidated Statements of Operations for the three
        and six months ended June 30, 2006 and 2005                            4

        Condensed Consolidated Statements of Cash Flows for the three
        and six months ended June 30, 2006 and 2005                            5

        Notes to Condensed Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (including cautionary statement)                    19

Item 3. Controls and Procedures                                               21

PART II. OTHER INFORMATION                                                    22

Item 1. Legal Proceedings                                                     22

Item 2. Changes in Securities                                                 22

Item 3. Defaults Upon Senior Securities                                       22

Item 4. Submission of Matters to a Vote of Securities Holders                 22

Item 5. Other Information                                                     22

Item 6. Exhibits                                                              22

Signature                                                                     23

Certification                                                                 24

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      SITEWORKS BUILDING & DEVELOPMENT CO.
            CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006
                                   (Unaudited)


ASSETS
CURRENT ASSETS:
   Cash (including 242,931 of restricted cash)                                        $    247,601
   Trade receivables                                                                       253,547
                                                                                      ------------
Total current assets                                                                       501,148


VEHICLES, FURNITURE AND EQUIPMENT (net of accumulated depreciation of $20,226)              39,273

LAND HELD FOR DEVELOPMENT                                                                2,216,172

DEPOSITS                                                                                    24,470

                                                                                      ------------
TOTAL ASSETS                                                                          $  2,781,063
                                                                                      ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                                   $    210,131
   Due to related parties                                                                  354,824
   Accrued payroll and other liabilities                                                    20,681
                                                                                      ------------
Total current liabilities                                                                  585,636

LONG-TERM LIABILITIES
     Mortgages payable                                                                   1,263,780
     Contingent liability                                                                1,171,821
     Accrued liabilities                                                                   272,557
                                                                                      ------------
 Total liabilities                                                                       3,293,794
                                                                                      ------------

STOCKHOLDERS' DEFICIT:
        Convertible Preferred Stock, Series A, $0.001 par value 20,000,000 shares
authorized and 5,100,000 shares issued and outstanding                                       5,100
        Convertible Preferred Stock, Series B, $1.00 par value 20,000,000 shares
authorized and 1,100,000 shares issued and outstanding                                   1,100,000
        Common stock, $0.001 par value, 500,000,000 shares authorized, 219,851,021
shares issued and outstanding                                                              219,851
        Additional paid-in-capital                                                       9,350,606
Retained deficit                                                                       (11,188,291)
                                                                                      ------------
Total stockholders' deficit                                                               (512,734)
                                                                                      ------------

TOTAL                                                                                 $  2,781,063
                                                                                      ============


            See notes to condensed consolidated financial statements.

                      SITEWORKS BUILDING & DEVELOPMENT CO.
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (A Development Stage Company for 2005)
                                   (Unaudited)

                                                                       For the                                For the
                                                   For the           Six months            For the         Three months
                                                 Six months          Ended June         Three months        Ended June
                                                 Ended June           30, 2005           Ended June          30, 2005
                                                  30, 2006           (Restated)           30, 2006          (Restated)
                                               -------------       -------------       -------------       -------------
REVENUES                                       $     290,935       $          --       $     222,318       $          --

COST OF REVENUES                                    (164,646)                 --             (94,295)                 --
                                               -------------       -------------       -------------       -------------

GROSS PROFIT                                         126,289                  --             128,023                  --
                                               -------------       -------------       -------------       -------------

OPERATING EXPENSES:
Stock based employee and consultant
compensation                                         607,000             390,000             238,000             390,000

General & Administrative                             511,813             548,213             147,779             417,240

Marketing                                              5,590               4,127               2,464                   0
                                               -------------       -------------       -------------       -------------
Total operating expenses                           1,124,403             942,340             388,243             807,240

                                               -------------       -------------       -------------       -------------
LOSS FROM OPERATIONS                                (998,114)           (942,340)           (260,220)           (807,240)

OTHER EXPENSES:
     Interest expense                                (73,687)            (44,742)            (61,020)            (44,742)
                                               -------------       -------------       -------------       -------------
NET LOSS                                       $  (1,071,801)      $    (987,082)      $    (321,240)      $    (851,982)
                                               =============       =============       =============       =============


LOSS PER COMMON SHARE - BASIC & DILUTED        $       (0.00)      $       (0.51)      $       (0.00)      $       (0.17)
                                               =============       =============       =============       =============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING - BASIC AND DILUTED        210,524,204           1,921,603         210,929,232           5,085,218
                                               =============       =============       =============       =============


            See notes to condensed consolidated financial statements.

                      SITEWORKS BUILDING & DEVELOPMENT CO.
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (A Development Stage Company for 2005)
                                   (Unaudited)

                                                                                                  For the
                                                                                   For the       Six months
                                                                                 Six months      Ended June
                                                                                Ended June 30,    30, 2005
                                                                                    2006         (Restated)
                                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        (1,071,801)       (987,082)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                   2,844           3,386
      Stock issued for employee and consultant compensation                        607,000         856,170
      Amortization of beneficial interest 44,085 Changes in assets and liabilities, net:
      Accounts receivable                                                         (242,307)             --
      Deposits                                                                     (12,520)             --
      Accounts payable and other liabilities                                       207,813          22,180
      Accrued and other liabilities                                                 55,536
                                                                               -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                                             (453,435)        (61,261)
                                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in land held for development                                     (116,173)             --

                                                                               -----------     -----------
CASH USED IN INVESTING ACTIVITIES                                                 (116,173)             --
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipt of advances                                                                --          13,200
     Proceeds from subscription receivable                                              --          23,550
     Proceeds from sale of common stock                                                 --          24,000
     Proceeds from mortgage refinancing                                            475,601              --
     Loan from related party                                                       336,489              --
                                                                               -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          812,090          60,750
                                                                               -----------     -----------

NET CHANGE IN CASH                                                                 242,482            (511)

CASH AT BEGINNING OF PERIOD                                                          5,119           5,224
                                                                               -----------     -----------
CASH AND RESTRICTED CASH AT END OF PERIOD                                      $   247,601     $     4,713
                                                                               ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                           48               0


            See notes to condensed consolidated financial statements.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 2006 AND 2005

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

            The Company was incorporated to act as a construction and real estate development company, to acquire operating construction companies, and income producing real estate. The Company's focus is on acquiring construction projects. The company was a development stage company in 2005 and commenced operations in 2006. The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated unaudited financial statements and notes are presented as permitted on form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in the condensed consolidated unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated unaudited financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the company later in the year. These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

            Basis of Presentation

            Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these condensed consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying condensed consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 contained in our Form 10-KSB.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 2006 AND 2005

NOTE 2 -    DUE TO RELATED PARTY

            The Company had outstanding debt of $33,565 to an officer/stockholder for expenses advanced on behalf of the Company at June 30, 2006. The Company also received cash advances from a shareholder. The outstanding debt to this shareholder was $321,259 at June 30, 2006. There are no specific repayment terms on either of these debts.

NOTE 3 -    MORTGAGE PAYABLE

            On February 15, 2006 the Company refinanced a mortgage payable collateralized by land. The note is an interest only promissory note that balloons February of 2009. The note has a fixed interest rate of 12% for the first 6 months and then a variable interest rate of prime plus 6% with a floor of 12%. The amount of the note at June 30, 2006 is $1,263,780.

NOTE 4 -    PROVISION FOR INCOME TAXES

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

            At June 30, 2006 deferred tax assets approximated the following:

                                                               2006
                                                               ----
            Deferred tax asset                             $ 3,356,487
            Less: Valuation allowance                       (3,356,487)
                                                           -----------
                                                           $        -0-
                                                           ===========

            At June 30, 2006 the Company had deficits accumulated approximating $11,048,716 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5 -    ISSUANCE OF COMMON STOCK

            During the six months ended June 30, 2006, The Company issued 6,600,000 shares of stock at fair value of $117,400 for compensation to an employee. Additionally the company issued 15,000,000 shares of stock at fair value of $489,600 for consulting services.

              SITEWORKS BUILDING AND DEVELOPMENT CO AND SUBSIDIARY
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 2006 AND 2005

NOTE 6 -    CONTINGENCY/UNCERTAINTY

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

NOTE 7 -    GOING CONCERN

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

            In addition, the Company may have issued certain shares of its stock that were not validly authorized (See Note 6).

            Management also states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

            The condensed consolidated unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 -    SUBSEQUENT EVENTS

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

            On September 28, 2006, the Company entered into a Securities Purchase Agreement with four accredited investors (the "Investors") for an aggregate amount of (i) $500,000 in secured convertible notes, and (ii) warrants to purchase 5,000,000 shares of the Company's common stock (the "Financing"). The Company anticipates that the proceeds of the Financing will be used to finance the Company's Lomari Project. The Financing will provide working capital to purchase and develop a 1,200-unit housing project and for payment of existing debt obligations. The Investors received three-year convertible notes (the "Notes") bearing simple interest at 8% per annum. The Notes are convertible into the Company's common stock at a price equal to the lesser of (i) $0.06 or (ii) 60% of the average of the lowest 3 trading prices during the 20 trading day period ending one trading day before the conversion date. In addition, we granted the Investors a further security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property. The five year warrants have a purchase price of $0.10 per share. The instruments are subject to a Registration Rights Agreement whereby we are required to file a registration statement with the Securities and Exchange Commission within 30 days of closing, registering the common stock underlying the secured convertible notes. If the registration statement is not declared effective within 120 days from the date of closing (180 days in the event of SEC comments), we are required to pay damages to the investors in such amounts and at such times as determined pursuant to Section 2(c) of the Registration Rights Agreement. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we may be required to pay liquidated damages in shares or cash, at our election, equal to two percent of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPANY OVERVIEW

SBD International, Inc currently traded as an OTC BB quotation SBDN, merged with Site Works Building & Development Co. in August of 2006 (which was incorporated in Florida in 2001 as a construction and real estate development company). The Company was formed to engage in real estate development and offer general contracting, preconstruction planning and construction management services to residential and commercial customers in South Florida. Since inception, the Company has expanded its market area to include certain subcontracted projects and projects beyond its domestic market area. The Company is currently managing projects in West Palm Beach, central Florida, Miami, as well as in the initial stages of developing projects in overseas markets including Thailand. The Company also intends to be involved in infrastructure work, including installation of electric and gas utilities. The Company has an operating competence in the installation of underground utilities and has a trenching machine and other equipment which enables it to carry out trenching projects.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and the results of our operations are based upon our financial statements and the data used to prepare them. Our financials have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Estimates that are critical to our CONDENSED consolidated financial statements relate principally to the determination and valuation of derivative financial instruments and restricted securities, and the recoverability of long-lived assets. The markets for our services are characterized by intense competition which could impact the future financial results of the company. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which requires share-based compensation to be measured using a fair value method and expensed over the requisite service period. The adoption of SFAS 123R resulted in a charge for share-based compensation of $607,000 for the second quarter of 2006.

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

Operating Expenses

General and administrative expense consists of property taxes, office expenses, rent, phones, professional fees, and travel and entertainment. These expenses increased 34% from $548,213 in the six months ended June 30, 2005 to $511,813 in the six months ended June 30, 2006. The increases during this time periods are mostly due to the payment of property taxes from the land purchased in late 2005, additional employee costs and travel. These expenses decreased 64% from $417,240 in the three months ended June 30, 2005 to $147,779 in the three months ended June 30, 2006. Included in general and administrative expense is cash compensation paid to employees to operate the selling, general and administrative functions of the company. The cash compensation and benefits of these employees was $155,470 and $72,043 for the six and three months ended June 30, 2006, compared to $14,718 and $0 the same periods last year.

Included in stock based employee and consultant compensation is the expense of issuing stock of $607,000 and $238,000 for the six and three months ended June 30, 2006, compared to $390,000 for the same periods last year.

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


                                         SITEWORKS BUILDING & DEVELOPMENT, CO

                                         By /s/ Carl Nurse
                                            ------------------------------------
                                         Carl Nurse, Chief Executive Officer and
                                         Chief Financial Officer

November 2, 2006