Form 10QSB
period 2006-09-30
SBD International, Inc
filed 2006-11-14
CIK 1106643

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                For the quarterly period ended September 30, 2006

|_| Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________.

                        Commission File Number: 001-32528

                             SBD INTERNATIONAL, INC
               (Exact name of registrant as specified in charter)

              NEVADA                                            20-4357915
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

YES |_|    NO |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

YES |_|    NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2006.

274,353,041  Common Shares

Transitional Small Business Disclosure Format:

                                 YES |_| NO |X|

                             SBD INTERNATIONAL INC.
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                               Page

Item 1. Condensed Consolidated Financial Statements (unaudited)

    Condensed Consolidated Balance Sheet as of September 30, 2006              3

    Condensed Consolidated Statements of Operations for the three and
    nine months ended September 30, 2006 and 2005                              4

    Condensed Consolidated Statements of Cash Flows for the three and
    nine months ended September 30, 2006 and 2005                              5

    Notes to Condensed Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (including cautionary statement)                    11

Item 3.   Controls and Procedures                                             21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Changes in Securities                                                 23

Item 3. Defaults Upon Senior Securities                                       23

Item 4. Submission of Matters to a Vote of Securities Holders                 23

Item 5. Other Information                                                     23

Item 6. Exhibits                                                              23

Signature                                                                     23

Certification

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             SBD INTERNATIONAL, INC
          CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006
                     (A Development Stage Company for 2005)
                                   (Unaudited)

--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
   Cash (including 217,655 of restricted cash)                                       $    447,819
   Trade receivables                                                                      106,523
    Prepaid                                                                                 2,000
                                                                                     ------------
Total current assets                                                                      556,342

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $26,725)                        64,389

LAND AND BUILDING HELD FOR DEVELOPMENT AT CHIEFLAND                                     2,201,808

DEPOSITS                                                                                   17,470
NOTES RECEIVABLE                                                                           51,207
                                                                                     ------------
TOTAL ASSETS                                                                         $  2,891,216
                                                                                     ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                                  $    190,873
   Due to related parties                                                                 315,886
   Accrued payroll and other liabilities                                                  565,324
                                                                                     ------------
Total current liabilities                                                               1,072,083

LONG-TERM LIABILITIES
     Convertible not payable (net of unamortized discount of $348,361)                    151,639
      Derivative financial instruments and warrant liability                              101,741
     Mortgages payable                                                                  1,263,780
     Contingent liability                                                               1,146,544
     Accrued liabilities                                                                   31,043
                                                                                     ------------
 Total liabilities                                                                      3,766,830
                                                                                     ------------

STOCKHOLDERS' DEFICIT:
        Convertible Preferred Stock, Series A, $0.001 par value 20,000,000 shares
authorized and 0 shares issued and outstanding                                                  0
        Convertible Preferred Stock, Series B, $1.00 par value 20,000,000 shares
authorized and 1,100,000 shares issued and outstanding                                  1,100,000
        Common stock, $0.001 par value, 750,000,000 shares authorized, 274,353,041
shares issued and outstanding                                                             274,353
        Additional paid-in-capital                                                      9,344,205
Accumulated deficit                                                                   (11,594,172)
                                                                                     ------------
Total stockholders' deficit                                                              (875,614)
                                                                                     ------------

TOTAL                                                                                $  2,891,216
                                                                                     ============

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

                             SBD INTERNATIONAL, INC
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (A Development Stage Company for 2005)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                              For the                          For the
                                             For the        Nine months         For the      Three months
                                           Nine months      Ended Sept.      Three months     Ended Sept.
                                           Ended Sept.        30, 2005        Ended Sept.      30, 2005
                                             30, 2006        (Restated)        30, 2006       (Restated)
                                          -------------    -------------    -------------    -------------
REVENUES                                  $     464,482    $                $     173,548    $

COST OF REVENUES                               (349,151)                         (184,506)
                                          -------------                     -------------

GROSS PROFIT                                    115,331                           (10,958)
                                          -------------                     -------------

OPERATING EXPENSES:
Stock based employee and consultant
compensation                                    618,000          856,170           11,000          784,502

General & Administrative                        773,928           82,043          262,115           22,738

Marketing                                        11,502            4,127            5,912                0
                                          -------------    -------------    -------------    -------------
Total operating expenses                      1,403,400          942,340          279,027          807,240

                                          -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                         (1,288,099)        (942,340)        (289,985)        (807,240)

OTHER EXPENSES:
     Derivative (income) expense                156,867          156,867
     Interest expense                          (346,450)         (44,742)        (272,763)         (44,742)
                                          -------------    -------------    -------------    -------------
NET LOSS                                  $  (1,477,682)   $    (987,082)   $    (405,881)   $    (851,982)
                                          =============    =============    =============    =============

LOSS PER COMMON SHARE - BASIC & DILUTED   $       (0.01)   $       (0.51)   $       (0.00)   $       (0.17)
                                          =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING - BASIC
   AND DILUTED                              217,776,943        1,921,603      232,045,919        5,085,218
                                          =============    =============    =============    =============

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

                             SBD INTERNATIONAL, INC
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (A Development Stage Company for 2005)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                         For the
                                                                        For the        Nine months
                                                                      Nine months    Ended September
                                                                    Ended September     30, 2005
                                                                       30, 2006        (Restated)
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               (1,477,682)      (1,333,252)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                         9,227            4,752
      Stock issued for employee and consultant compensation               650,000        1,140,270
       Amortization of beneficial interest and change in derivative
       value                                                              101,741           44,085
Changes in assets and liabilities, net:
      Accounts receivable                                                 (95,283)         (51,698)
      Deposits                                                             (5,520)
      Accounts payable and other liabilities                              346,046           58,249
      Accrued and other liabilities                                       366,405           11,287
                                                                      -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                    (105,066)        (126,307
                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in land and building held for development                 (101,808)
    Purchases of vehicles, furniture and equipment                        (19,604)          (5,016)
                                                                      -----------      -----------
CASH USED IN INVESTING ACTIVITIES                                        (121,412)          (5,016)
                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipt of advances                                                                      46,800
   Proceeds from subscription receivable                                                    23,550
   Proceeds from sale of common stock                                                       75,917
   Proceeds from mortgage refinancing                                     450,325               --
   Payment of Note                                                        (81,208)
   Loan from related party                                                300,061               --
                                                                      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 669,178          146,267
                                                                      -----------      -----------

NET CHANGE IN CASH                                                        442,700           14,944

CASH AT BEGINNING OF PERIOD                                                 5,119            5,224

                                                                      -----------      -----------
CASH AND RESTRICTED CASH AT END OF PERIOD                             $   447,819      $    20,168
                                                                      ===========      ===========

                 See notes to consolidated financial statements.

                             SBD INTERNATIONAL, INC
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
         NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           September 30, 2006 AND 2005

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

      On August 1, 2006, the Company merged with SBD International (SBD), with SBD being the surviving entity. Upon execution of the merger an exchange of one share of SBD common stock was made for every 25 shares of The Company's common stock. This reduced the outstanding shares to approximately 8,794,000 shares of common stock.

      Basis of Presentation

      Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 contained in our Form 10-KSB.

NOTE 2 - DUE TO RELATED PARTY

      The Company had outstanding debt of $15,826 to an officer/stockholder for expenses advanced on behalf of the Company at September 30, 2006. The Company also received cash advances from a shareholder. The outstanding debt to this shareholder was $300,060 at September 30, 2006. There are no specific repayment terms on either of these debts.

NOTE 3 - MORTGAGE PAYABLE

      On February 15, 2006 the Company refinanced a mortgage payable collateralized by land. The note is an interest only promissory note that balloons February of 2009. The note has a fixed interest rate of 12% for the first 6 months and then a variable interest rate of prime plus 6% with a floor of 12%. The amount of the note at September 30, 2006 is $1,263,780.

                             SBD INTERNATIONAL, INC
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
         NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           September 30, 2006 AND 2005

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

      At September 30, 2006, deferred tax assets approximated the following:

                                                    2006
                                                 -----------
      Deferred tax asset                         $3,488,152
      Less: Valuation allowance                  (3,488,152)
                                                 -----------
                                                 $   -0-
                                                 ===========

      At September 30, 2006 the Company had deficits accumulated approximating $11,627,172 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5- CONVERTIBLE NOTES PAYABLE, COMMON STOCK WARRANTS AND DERIVATIVE FINANCIAL INTRUMENTS

      At September 30, 2006, the convertible note payable is comprised of the following:

      8% Callable Secured Convertible Term Note, due September 27, 2009 $
      500,000

      Less: unamortized discount related to closing costs and bifurcated embedded derivative instruments and freestanding warrants (348,361)

      Convertible Note Payable $ 151,639

      On September 28, 2006, we issued a $500,000 8% Callable Secured Convertible Term Note, due September 27, 2009, unless sooner converted or called as discussed below and 5,000,000 Common Stock Purchase Warrants ("Warrants"), for aggregate consideration of $500,000 less $90,000 in closing costs. The Note, together with accrued and unpaid interest, is convertible at any time at the option of the holder into shares of our common stock at the lesser of i) $0.06 per share or ii) the average of the lowest 3 trading days during the last 20 trading days. Interest is paid quarterly but no interest is due for any month in which the trading price is greater than $.10 for each trading day of the month. The fixed conversion price is adjusted for stock splits, stock dividends, merger and similar events. The company is required to have authorized and reserved shares 2 times the number of shares that are actually issuable upon full conversion of the notes and warrants. The Company anticipates that the proceeds of the Financing will be used to finance the Company's Lomari Project. The Financing will provide working capital to purchase and develop a 1,200-unit housing project and for payment of existing debt obligations. We granted the Investors a further security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property.

                             SBD INTERNATIONAL, INC
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
         NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           September 30, 2006 AND 2005

NOTE 5- CONVERTIBLE NOTES PAYABLE, COMMON STOCK WARRANTS AND DERIVATIVE FINANCIAL INTRUMENTS (CONTINUED)

      The instruments are subject to a Registration Rights Agreement whereby we are required to file a registration statement with the Securities and Exchange Commission within 30 days of closing, registering the common stock underlying the secured convertible notes. The registration statement is to be effective within 120 days of funding (180 days in the event of SEC comments). We are required to maintain the effectiveness of the registration statement until all registered securities have been sold or until they may be sold without restriction under Rule 144(k). In the event that we fail to do so, we are obligated to pay, to the holders of the Note, damages of 2% of the face amount of the Notes per month.

      If an Event of Default, as defined in the Note, occurs and is continuing, the holders of the Note may declare the entire unpaid principal balance of the Note, together with all interest accrued, due and payable and the interest rate increases from 8% to 15%. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we may be required to pay liquidated damages in shares or cash, at our election, equal to two percent of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

      The company has the option to redeem the note in cash, if the stock is trading below $.06 or greater than $3.50, by paying

            o 125% of the principal, interest and penalty outstanding for prepayments within 30 days of issue

            o 130% of the principal, interest and penalty outstanding for prepayments within 31 days of issue to 60 days or

            o 140% of the principal, interest and penalty outstanding for prepayments greater 61 days of issue

            o Plus an amount equal to the difference between the market price and $3.50, if the market price is greater than $3.50, times the number of shares that could have been converted.

      The company has the option, if the market price is below $.06 for each trading day of the month, to prepay 104% of the outstanding principal divided by 36 plus one month's interest.

      The Warrants, which are exercisable at any time had initial terms as follows:

            o 5,000,000 warrants, expiring September 28, 2013, at an exercise price of $0.10/share.

      The warrants require that, if we issue common stock or other securities convertible into common stock at a price per share lower than the market price, the exercise price of the warrants will be reduced to that lower price.

      Because the conversion price of the Note and the exercise price of the warrants will be lowered if we sell securities at a lower conversion or exercise price, the number of shares that we may have to issue on conversion of the Note or exercise of the warrants is not fixed or determinable. As a result, the Note is not considered to be "conventional convertible debt", as that term is used by EITF Issue 00-19. Accordingly, the embedded conversion option in the Note is subject to the requirements of EITF Issue 00-19. Because the number of shares we may have to issue is indeterminate, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option of the Note and account for it, as well as the warrants, as derivative financial instrument liabilities. The derivative financial instrument liabilities are initially recorded at their fair value and are then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change.

                             SBD INTERNATIONAL, INC
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
         NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           September 30, 2006 AND 2005

NOTE 5- CONVERTIBLE NOTES PAYABLE, COMMON STOCK WARRANTS AND DERIVATIVE FINANCIAL INTRUMENTS (CONTINUED)

      We use the Black-Scholes option pricing model to value the warrants, and the embedded conversion option component of the bifurcated embedded derivative instrument. In valuing these derivative instruments, both at inception and at each quarter end, we use the market price of our common stock on the date of valuation, an expected dividend yield of 0%, and the remaining period to the expiration date of the warrants or repayment date of the Note. Because of the limited historical trading period of our common stock and the change in the industry of the company, the expected volatility of our common stock over the remaining life of the warrants and the Note has been estimated at 19.3%, by comparison to the average volatility of companies considered by management as comparable. The risk-free rates of return used ranged from 4.60% to 4.62%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants and the Note.

      The Note is being accreted using an effective interest method, to its redemption value of $500,00 over the 36 month period to its maturity on September 28, 2009.

      At September 30, 2006, the following liabilities related to the Warrants and the embedded derivative instrument in the Note were outstanding:

      Fair Value of the warrant is:

      Issue         Expiry      Instrument                          Exercise      Value
      Date          Date                                            Price/Share   9/30/2006
      -----------------------------------------------------------------------------------------
      9/28/2005     9/28/2013  Warrant 5,000,000                    $      0.10   15,594

      Fair value of embedded derivatives:

      Issue         Expiry      Instrument                          Exercise      Value
      Date          Date                                            Price/Share   9/30/2006
      -----------------------------------------------------------------------------------------
      9/28/2005     9/28/09     Convertible Note- Conversion
                                Feature                             $      0.10   70,915
                                Convertible Note Interest-
      9/28/2005     9/28/09     Conversion Feature                  $      0.10   15,232

      The carrying value of the note is:

      Issue         Expiry      Instrument                                        Value
      Date          Date                                                          9/30/2006
      -----------------------------------------------------------------------------------------
      9/28/2005     9/28/2009   $500,000 Convertible Term Note                    151,639

NOTE- 6 ISSUANCE AND CHANGES TO COMMON STOCK

      During the nine months ended September 30, 2006, The Company issued 6,700,000 shares of stock at fair value of $128,400 for compensation to an employee. Additionally the company issued 15,400,000 shares of stock at fair value of $521,600 for consulting services

      On August 1, 2006, the Company merged with SBD International (SBD), with SBD being the surviving entity. Upon execution of the merger an exchange of one share of SBD common stock was issued for every 25 shares of The Company's common stock. This reduced the outstanding shares to approximately 8,794,000 shares of common stock.

      On August 17, 2006 5,100,000 shares, the entire outstanding Series A Preferred Stock, was converted into 265,200,000 shares of common stock at an exchange ratio of 1 to 52.

      On August 31, 2006 an employee shareholder returned 143,000 shares of stock for no compensation.

                             SBD INTERNATIONAL, INC
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
         NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           September 30, 2006 AND 2005

NOTE 7- CONTINGENCY/UNCERTAINTY

      The Company became aware that some or all of the capital changes may not have been validly adopted by the Company's Board of Directors, approved by the Company's Shareholders, or filed with the Secretary of State as required by the laws of the State of Florida. As a result, it appears that the Company may not have been authorized to issue certain shares of its common and preferred stock. As a result, the company filed an information statement that the majority shareholders had assented via written permission and notified all shareholders via a mailing and publication of an information statement. Therefore, these equity amounts have been reclassified from temporary equity to preferred and common stock and the 2005 results have been restated.

      In June 2005, the Company issued 1,100,000 shares of preferred stock Series B value at $1.00 a share. The Company also issued 35,000,000 shares of common stock par value valued at $1,000,000 in order to purchase property from Munich LLC. The property was appraised at $2,100,000. Subsequent to the purchase, the Company discovered that the property wasn't free and clear of mortgages and/or liens. The Company has recorded a contingent liability in the amount of $1,146,544 for this lien although the holder is current on the payments on this note.

NOTE 8 - GOING CONCERN

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

      In addition, the Company may have issued certain shares of its stock that were not validly authorized (See Note 8) .

      Management also states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

      The consolidated unaudited financial statements do not include any adjustments that might results from the outcome of these uncertainties.

Note 9- SUBSEQUENT EVENTS

      The company was required to file a registration statement, by the terms of a registration rights agreement, with the SEC on October 27, 2006. As of the date of this filing, the registration statement has not been filed. In the event that we fail to file this statement, we are obligated to pay, to the holders of the Note, damages of 2% of the face amount of the Notes per month.

END OF FINANCIAL STATEMENTS

                             SBD INTERNATIONAL, INC
                (FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)
         NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           September 30, 2006 AND 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

SBD International, Inc currently traded as an OTC BB quotation SBDN , merged with Site Works Building & Development Co, in August of 2006 .(which was incorporated in Florida in 2001 as a construction and real estate development company). The Company was formed to engage in real estate development and offer general contracting, preconstruction planning and construction management services to residential and commercial customers in South Florida. Since inception, the Company has expanded its market area to include certain subcontracted projects and projects beyond its domestic market area. The Company is currently managing projects in West Palm Beach, central Florida Miami, as well as in the initial stages of developing projects in overseas markets including Thailand. The Company also intends to be involved in infrastructure work, including installation of electric and gas utilities. The Company has an operating competence in the installation of underground utilities and has a trenching machine and other equipment which enables it to carry out trenching projects.

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

The projects the company has in progress are enumerated below:

PROJECT                                Value    Status                   % COMP

SiteWork / VA Hospital for FPL/AEI:    349,000  Complete                   100%
Rodriguez residence                    161,000  In permitting start date 1st Qtr
Ramirez residence                       51,000  Complete                   100%
Chiefland Improvements                 400,000  DESIGN/PERMITTING
Chiefland Addition                   1,200,000  DESIGN/Permitting

Management continues to actively bid projects and fully expects to increase its contract backlog this year significantly.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and the results of our operations are based upon our financial statements and the data used to prepare them. Our financials have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Estimates that are critical to our consolidated financial statements relate principally to the determination and valuation of derivative financial instruments and restricted securities, and the recoverability of long-lived assets. The markets for our services are characterized by intense competition which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

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

Stock Based Compensation

Prior to December 31, 2005, we used Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we would have used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for any of our stock-based employee compensation arrangements (no such arrangements were applicable through September 30, 2006).

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments, which became effective on January 1, 2006. The statement requires us to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since we have not issued any stock options through September 30, 2006, the adoption of this statement did not have an effect on our consolidated financial statements.

RESULTS OF OPERATIONS

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

The 2006 revenues consist primarily of site preparation revenues from federal government projects. Revenues totaled $464,482 and $173,548 for the nine and three months ended September 30, 2006. The revenues for the same periods last year were zero because operations had not begun.

Cost of Revenues

Cost of revenues consists of materials, labor, equipment rental and other expenses related to the site preparation project. Cost of revenues totaled $349,151 and $184,506 for the nine and three months ended September 30, 2006. The cost of revenues for the same periods last year was zero because operations had not yet commenced. The Gross Margin was significantly higher in the 3rd Quarter due to a higher than normal retainage on projects due to billing issues, that the company believes will be resolved in the company's favor. A positive result would result in higher than normal profit in future quarters.

Operating Expenses

General and administrative expense consists of property taxes, office expenses, rent, phones, professional fees, amortization, and travel and entertainment. These expenses increased from $82,042 in the nine months ended September 30, 2005 to $773,920 in the nine months ended September 30, 2006. The increase is due to the company investing in management infrastructure as it evolves from a development to an operating company.

Included in stock based employee and consultant compensation is the expense of issuing stock to an employee of $128,400 and $0 for the nine and three months ended September 30, 2006. Consultants also received stock based compensation of $521,600 and $0 for the nine and three months ended September 30, 2006 which is included in General and Administrative Expense.

Other Expenses

Interest expense for the nine and three months ended September 30, 2006 of $346,450 and $272,763 is primarily attributable to our mortgage loan. A non-cash derivative income was recognized in the amount of $156,867 for the quarter and the year. This income was primarily caused by the decrease in the fair value of the conversion due to the market price dropping below the conversion price at the end of the quarter. Due to the adjustable conversion price of the note, this amount will most likely reverse in the next quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had cash (exclusive of restricted cash) of approximately $230,164, an increase of $224,940 from December 31, 2005, and a working capital deficiency of approximately $515,741. Our primary sources of working capital during the nine months ended September 30, 2006 was the funds loaned to the Company by a stockholder, funds received in refinancing of a mortgage on land held for development and sale of a convertible note.

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

Within ninety (90) days prior to the filing of this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange

Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management and our Board of Directors, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There were no significant changes in our internal control over financial reporting that could significantly affect our controls during quarter ended September 30, 2006. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings -

In March 2006 La Jolla Cove Investors of San Diego California initiated an action against SiteWorks Building & Development Co. The complaint stated that SWKJ failed to deliver 10,000,000 shares of free trading stock pursuant to a funding agreement. The agreement was predicated on the effectiveness of an Form SB 2 registration statement on file at the time of the agreement. The Form SB 2 was not approved and subsequently withdrawn because management thought the comments received from the SEC were such that it would be in the best interest of the company to withdraw the registration statement and possibly re-file the Form SB 2 at a later time. Management has retained outside counsel to defend itself in the litigation and expects to prevail in the response and countersuit for damages and legal fees. The suit was subsequently dropped.

Item 2. Changes in Securities -

During the nine months ended September 30, 2006, The Company issued 6,700,000 shares of stock at fair value of $128,400 for compensation to an employee. Additionally the company issued 15,400,000 shares of stock at fair value of $521,600 for consulting services

On August 1, 2006, the Company merged with SBD International (SBD), with SBD being the surviving entity. Upon execution of the merger an exchange of one share of SBD common stock was issued for every 25 shares of The Company's common stock. This reduced the outstanding shares to approximately 8,794,000 shares of common stock.

On August 17, 2006 5,100,000 shares, the entire outstanding Series A Preferred Stock, was converted into 265,200,000 shares of common stock at an exchange ratio of 1 to 52.

On August 31, 2006 an employee shareholder returned 143,000 shares of stock for no compensation.

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

                                         SITEWORKS BUILDING & DEVELOPMENT, Co

                                         By /s/ Carl Nurse
                                         -----------------
                                         Carl Nurse, Chief Executive Officer and
                                         Chief Financial Officer

November 13, 2006