Form 10-K
period 2006-12-31
SBD International, Inc
filed 2008-08-12
CIK 1106643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-32528

SBD International Inc.

(Name of small business issuer in its charter)

Nevada	20-4357915
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6464 NW 5th Way, Ft Lauderdale Florida 33309
(Address of principal executive offices) (Zip Code)

Issuer's telephone number (954) 489-2961

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2006 were 471,837.

As of Jan 1, 2007 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $275,524.

As of Jan 1, 2007, the number of shares outstanding of the issuer's common stock, $.001 par value per share, was.275,523,828

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Annual Report on Form 10-K for 2006 is unaudited and not reviewed by our auditors.

The final audited statements may vary significantly from the information contained herein ..

TABLE OF CONTENTS

		Page
PART I		1

ITEM 1.	DESCRIPTION OF BUSINESS	1

ITEM 2.	DESCRIPTION OF PROPERTY	9

ITEM 3.	LEGAL PROCEEDINGS	9

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9

PART II		10

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
	AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	10

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	12

ITEM 7.	FINANCIAL STATEMENTS	F-1

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE

ITEM 8A.	CONTROLS AND PROCEDURES

ITEM 8B.	OTHER INFORMATION

PART III		15

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	15

ITEM 10.	EXECUTIVE COMPENSATION	16

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	AND RELATED STOCKHOLDER MATTERS	18

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	19

ITEM 13.	EXHIBITS	19

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	20

SIGNATURES		22

EXHIBIT INDEX

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

Statements contained in this annual report on Form 10-K (the "Form 10-K") that are not purely historical are forward-looking statements of SBD International Inc . (the "Company" "we" "us") within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples of forward-looking statements include, but are not limited to:

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

Effective July 31, 2006 Siteworks merged with SBD International, Inc. (the "Company" or “SBD”), a Nevada corporation, with SBD International, Inc. being the surviving entity.

The Company was incorporated to act as a construction and real estate development company, to acquire operating construction companies, and income producing real estate. The Company’s focus is on acquiring construction projects.

Siteworks, Inc. was incorporated in the State of Florida on August 8, 2001, which changed its name on April 15, 2005 to Siteworks Building and Development Co. (“Siteworks”), a Florida corporation.

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

During 2006, the Company bid on several projects, none of which were successful. During the fiscal year ended December 31, 2006, the Company participated in small and medium sized construction projects.

Acquisitions

In June 2005, the Company purchased property from Munch LLC, valued at $2,100,000 in exchange for 1,100,000 shares of the Company’s preferred stock Series B valued at $1.00 a share and 35,000,000 shares of common stock valued at $1,000,000.

Subsequent to the purchase, the Company discovered that the property was not free and clear of mortgages and liens. The second mortgage of $1,197,096 is in the name of the former seller, and is personally guaranteed by the president/stockholder of the Company. The seller has agreed to place into escrow, 35,000,000 shares of common stock issued as part of the purchase price until the second mortgage is repaid. Subsequent to the merger and stock exchange, these shares were reduced to 1,400,000 common shares. The Company owes a total on this property of $1,263,780 as a first mortgage and $1,197,096 as the second mortgage, by way of the personal guarantee of the president/stockholder of the Company

On September 28, 2005, the Company sold for $220,000 a vacant, undeveloped parcel of land in Jupiter, Florida. The Company acquired the land on July 31, 2003 for $105,000 and incurred mortgages of $27,998 and $69,256, which mortgages were satisfied at the time of the sale.

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

Employees

As of December 31, 2006, the Company had four full time employees, Carl Nurse, the Company's President, Chief Executive Officer and Chief Financial Officer, Lisa Konrath, Commerical Manager , Sastra Maharaj, accountant and John Tawse , Project Manager and an accountant. The Company hires subcontractors or contract labor on an as needed basis.

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

As of December 31, 2006, 198,251,020 shares of Common Stock and 5,100,000 shares of preferred stock were issued and outstanding.

We had net losses of approximately $2,081,496 and $6,090,571 for the fiscal years ended December 31, 2006 and 2005, respectively, and generated $471,837 and $130,158 in revenues during the fiscal years ended December 31, 2006 and 2005, respectively. Our auditors included a going concern qualification in their report on our financial statements for the fiscal year ended December 31, 2005. We cannot assure you that we will be able to generate enough revenue or raise sufficient capital to operate our business during the next 12 months. Our existence is dependent upon our management's ability to develop profitable operations and resolve our liquidity problems. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. We may continue to have operating losses in the foreseeable future. If we are unable to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we will be required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2006, to include in our annual reports on Form 10-KSB, our management's report on internal control over financial reporting and the registered public accounting firm's attestation report on our management's assessment of our internal control over financial reporting. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any "significant deficiencies" or "material weaknesses" reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

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

Through December 31, 2006, the average daily trading volume during 2006 for our Common Stock was approximately 50,000 shares. We cannot assure you that a more active trading market in our Common Stock will develop. As a result, relatively small trades may have a significant impact on the price of our Common Stock.

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

On August 16, 2008, the closing price of Common Stock was $0.0037. Our Common Stock is a "penny stock" security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities.

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

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which the property of the Company is subject

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2006, no matters were submitted to a vote of the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

As of August 11, 2008, our Common Stock was quoted on the OTC “PINK Sheets” under the symbol "SBDL " and there was a limited market for Common Stock. The companies stock is also quoted on the Frankfurt exchange as S7J.BE

The table below sets forth for the indicated periods the high and low bid prices for Common Stock. These prices represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	2006		2005
	High	Low	High	Low
1st Quarter	$2.25	$0.35	$18	$0.016
2nd Quarter	$0.135	$0.011	$0.019	$0.001
3rd Quarter	$0.064	$0.012	$1.5	$0.00
4th Quarter	$0.145	$0.032	$0.61	$0.15

As of May 16, 2008, the closing price of a share of Common Stock was $0.02.

As of March 30, 2006, there were 130 record holders of Common Stock.

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

Recent Sales of Unregistered Securities

Described below are the securities sold by us during 2006 and 2005 without registering the securities under the Securities Act of 1933 (the "Securities Act") and which were not previously disclosed in a report on Form 10-KSB or Form 10-QSB. We believe that the sales of such securities under such circumstances were exempt from registration under the Securities Act by virtue of Section 4(2) thereof and Rule 506 thereunder as nonpublic offerings.

At December 31, 2006, the Company had three classes of stock:
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

The following details the share issuances in 2006 and 2005:

Preferred Stock:

In May 2006, the Company issued 5,100,000 shares of convertible preferred Series A shares with voting rights of one preferred share equivalent to 52 to 1 common shares of the Company. The transaction was booked at par value or $5,100.

In June 2006, the Company issued 1,100,000 shares of preferred Series B valued at $1.00 a share for a partial payment of land.

There were no preferred stock issuances in 2005.

Common Stock Transactions:

2006

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

In April 2006, 2,550,000 shares of par value common stock were cancelled.

The Company in 2006 provided for an allowance against stock issued as subscriptions receivable of $1,187,650.

2005

On April 9, 2005, the Company authorized the issuances of new Series A Preferred Stock. They have authorized the issuance of 20,000,000 shares, and issued 19,813,967 of these shares to the Company's President. These shares were converted to common stock in August 2005.

On August 12, 2005, the Company approved a reverse 1 for 2,000 stock split.

STOCKHOLDERS' EQUITY (DEFICIT)

During the year ended December 31, 2006, the Company issued 8,000,000 shares of common stock at a fair value of $149,400 for compensation to an employee. In addition, the Company issued 14,600,000 shares of common stock at a fair value of $489,600 for consulting services.

On August 1, 2006, the Company merged with SBD International (SBD), with SBD being the surviving entity. Upon execution of the merger an exchange of one share of SBD common stock was issued for every 25 shares of the Company’s common stock, with each shareholder receiving a minimum of 100 shares. The outstanding shares were reduced to 8,823,828.

On December 6, 2006 the Company entered into a subscription agreement with a foreign investor which requires the investor to purchase $1,000,000 of stock at a 30% discount to market based on a bid price average. The investor issued the Company a $1,000,000 promissory note which provides for accrued interest of 4% per annum to be payable in arrears commencing on February 1, 2007. The note is secured by a security interest in all the tangible and intangible assets of the investor including the Company’s common stock issued under this agreement.

On December 29, 2006 a stockholder, officer and director who owns all of the 5,100,000 shares of class A convertible preferred stock, exercised his conversion option for 265,200,000 shares of common stock. Those shares were immediately transferred back to treasury to provide the shares to be sold to the investor who entered into the stock subscription agreement and executed the $1,000,000 promissory note.

In addition, on December 29, 2006, the Company issued 5,200,000 shares of Series A preferred stock to the same stockholder, officer and director as reimbursement of the shares transferred to treasury.

As a result of the resolution during the year ended December 31, 2006 of the unauthorized stock issuances from 2005, the temporary equity presented in the December 31, 2005 balance sheet has been reclassified to stockholders’ equity.

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

Overview

The Company was incorporated to act as a construction and real estate development company, to acquire operating construction companies, and income producing real estate. The Company’s focus is on acquiring construction projects.

Siteworks, Inc. was incorporated in the State of Florida on August 8, 2001, which changed its name on April 15, 2005 to Siteworks Building and Development Co. (“Siteworks”), a Florida corporation. Effective July 31, 2006 Siteworks merged with SBD International, Inc. (the "Company" or “SBD”), a Nevada corporation, with SBD International, Inc. being the surviving entity

The Company was incorporated on August 8, 2001 and started its operations in September of 2002. The Company merged with RTCI on March 27, 2002. As a result of the merger, each share of RTCI's stock was exchanged for one share of Common Stock. On March 19, 2003, Cork merged with the Company, and shareholders of Cork received 2,000,000 shares of Common Stock in exchange for all issued and outstanding shares of Cork.

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

On September 29, 2003 SiteWorks acquired all the outstanding stock of Cork Acquisition Corp, a Delaware fully reporting company in exchange for maintaining 10% of the outstanding shares of SiteWorks for a period of two years ending September 30, 2006. Documents of merger were subsequently filed in Delaware and in Florida formalizing the merger with Cork , with SiteWorks the surviving Corporation.

On August 13, 2005 the company amended its articles to reduced its authorized common to 500,000,000 shares and amended the conversion of preferred A to common to 52 to 1.

The company acquired a 33,000 sf warehouse in Chiefland, Florida from Munch LLC on June 25 2005. The property was paid for with restricted common stock and Preferred B stock for a total of 2, 100,000. The property has a current appraised value of 4,400,000 as of December 2006. The property was refinanced in March of 2006 with Allied mortgage. As a condition of the refinancing was that the property must be placed in a separate entity. Consequently, title was transferred to Integral Inc, a privately held subsidiary on closing of the refinancing, Siteworks Building holds 80 % of the stock of Integral Inc.

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

Our auditors have expressed concerns about the Company's ability to continue as a going concern in 2005.

Results of Operations

Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005.

For the year ended December 31, 2006, our revenues were $471,837 as compared to $130,158 for the year ended December 31, 2005. This 28% increase in sales from 2005.

Our operating expenses decreased from $5,794,709 to $1,773,107. This decrease in operating expenses were due to a reduction of the payment made with common stock to consultants and professionals.. These operating expenses were funded by the issuance of common stock.

Our net loss decreased from $0.62 per share to $0.05 per share. However we had an increase in the outstanding shares from a weighted average of 1,965, 859 to 131,644, 678 common shares.

Our gross operating profit decreased from $114,100 in 2005 to $78,588 in 2006, a 68% decrease.

Our assets increased to $ 2,656,953 in 2006 from $2,152,321 n 2005.

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised capital through private offerings pursuant to various exemptions promulgated under the Securities laws . The remainder of our capital resources will be earned from the operations of the business. We are hopeful that the company will be profitable in the coming year of operation and earn the necessary money to continue the operation.

At December 31, 2006 we had cash and cash equivalents of $305,447. This cash combined with the monies raised from private offerings and our operating revenue will not provide sufficient cash and cash equivalents to fund our operations for the next 12 months.

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

New Accounting Pronouncements

In December 2005, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2005) or Statement 123(R). Statement 123(R) revises Statement No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. Statement 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. Accordingly, the provisions of Statement 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date.

ITEM - 7 FINANCIAL STATEMENTS SBD INTERNATIONAL INC AND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC. AND SUBSIDIARY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006 AND 2005

PAGE(S)

Report of Independent Registered Public Accounting Firm	F-

Balance Sheet as of December 31, 2006	F-2

Statements of Operations for the Years Ended
December 31, 2006 and 2005	F-3

Statements of Changes in Stockholder's Equity (Deficit) for the
Years Ended December 31, 2006 and 2005	F-4

Statements of Changes in Temporary Equity for the
Years Ended December 31, 2006 and 2005	F-

Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005	F-5

Notes to Financial Statements	F-6 – F-13

SBD INTERNATIONAL, INC.
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
UNAUDITED

	2006	2005

ASSETS
Current assets:
Cash (including $205,017 of restricted cash)	$226,019	$5,119
Accounts receivable	79,428	11,240
Total current assets	305,447	16,359

Property and equipment, net	137,333	24,012

Other assets:
Land and building held for development	2,100,000	2,100,000
Unamortized closing costs	97,903	—
Deposits	16,270	11,950
Total other assets	2,214,173	2,111,950

Total Assets	$2,656,953	$2,152,321

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$208,435	$1,158
Automobile loans payable	12,175	—
Due to officer/stockholder	51,553	5,135
Due to related parties	280,360	13,200
Accrued payroll and other liabilities	152,101	—
Total current liabilities	704,624	19,493

Long-term liabilities:
Convertible note payable (net of unamortized discount of $325,123)	174,877	—
Derivative financial instruments and warrant liability	503,195	—
Mortgages payable	1,263,780	—
Contingent liability	1,197,096	1,960,000
Automobile loans payable	46,049	—
Total long-term liabilities	3,184,997	1,960,000

Total Liabilities	3,889,621	1,979,493

Stockholders' deficit:
Convertible preferred stock series A; $.001 par value; authorized - 20,000,000 shares; issued and outstanding - 5,200,000 shares in 2006 and 5,100,000 shares in 2005	5,200	5,100
Convertible preferred stock series B; $1.00 par value; authorized - 20,000,000 shares; issued and outstanding - 1,100,000 shares	1,100,000	1,100,000
Common stock; $.001 par value; authorized - 500,000,000 shares; issued and outstanding - 275,523,828 shares in 2006 and 198,251,020 shares in 2005	275,524	198,251
Additional paid-in capital	9,384,676	11,892,049
Stock issued in error	—	(1,960,000)
Stock subscriptions receivable	—	(1,145,000)
Accumulated deficit	(11,998,068)	(9,917,572)
Total Stockholders' Deficit	(1,232,668)	172,828

Total Liabilities and Stockholders' Deficit	$2,656,953	$2,152,321

SBD INTERNATIONAL, INC.
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
UNAUDITED

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Sales	$471,837	$130,158
Cost of sales	370,904	51,570
Gross profit	100,933	78,588

Operating expenses:
Stock based employee and consultant compensation	650,000	4,336,353
General and administrative	1,108,468	1,427,675
Marketing	14,639	30,681
Total operating expenses	1,773,107	5,794,709

Loss from operations	(1,672,174)	(5,716,121)

Other income (expenses):
Derivative expense	(244,588)	—
Interest expense	(163,734)	(374,450)
Total other income (expenses)	(408,322)	(374,450)

Net loss	$(2,080,496)	$(6,090,571)

Basic and diluted loss per common share	$(.01)	$(.06)

Weighted average common shares outstanding	109,350,951	98,218,292

SBD INTERNATIONAL, INC.
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
UNAUDITED

	Preferred Stock						Stock	Shares	Additional
	Series A		Series B		Common Stock		Subscriptions	Issued in	Paid in
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Error	Capital	Deficit

Balances, December 31, 2004	$-	$-	$-	$-	$4,156,342	$4,156.00	$(1,294,100)	$-	$5,127,356	$(3,827,001)

Common stock issued for cash					9,065,000	9,065			317,885

Common stock issued for compensation					10,000,000	10,000			560,000

Preferred A shares issued to founder	5,100,000	5,100

Preferred B shares issued for land			1,100,000	1,100,000

Common shares issued for debt cancellation					4,314,266	4,314			51,771

Reduction of subscription receviable							1,294,100

Common shares issued for land acquisition					35,000,000	35,000			1,067,500

Shares cancelled during the year					(2,550,000)	(2,550)			(450)

Stock issued in error								(1,960,000)

Reg S common shares issued					65,000,000	65,000	(1,145,000)		1,080,000

Common shares issued for services					73,265,412	73,266			3,687,987

Net loss										(6,090,571)

Balances, December 31, 2005	5,100,000	5,100	1,100,000	1,100,000	198,251,020	198,251	(1,145,000)	(1,960,000)	11,892,049	(9,917,572)

Write-off of shares issued in error								1,960,000	(1,960,000)

Write-off of subscriptions receivable							1,120,000		(1,120,000)

Repayment of subscription receivable							25,000

Shares issued for consulting services					14,500,000	14,500			475,100

Shares issued to employees for services					6,600,000	6,600			110,800

Reverse stock split					(210,527,192)	(210,527)			210,527

Shares issued for consulting services					100,000	100			10,900

Shares issued to employees for services					1,400,000	1,400			30,600

Conversion of preferred stock to common stock	(5,100,000)	(5,100)			265,200,000	265,200			(260,100)

Preferred shares issued to employee/shareholder	5,200,000	5,200							(5,200)

Net loss										(2,080,496)

Balances, December 31, 2006	$5,200,000	$5,200	$1,100,000	$1,100,000	$275,523,828	$275,524	$-	$-	$9,384,676	$(11,998,068)

SBD INTERNATIONAL, INC.
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(2,080,496)	$(6,090,571)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt subscriptions	—	1,187,650
Depreciation	23,956	6,000
Amortization	32,635	—
Amortization of beneficial interest	—	374,450
Common stock issued for compensation	149,400	575,100
Common stock issued for services	500,600	3,761,253
Amortization of beneficial interest and change in derivative value	268,072	—
Financing of property and equipment	60,874	—
Payments of interest and taxes from mortgage refinance	77,408	—
Changes in assets and liabilities
Increase in accounts receivable	(68,188)	(11,240)
Increase in deposits	(4,320)	(10,750)
Increase in accounts payable	207,277	688
Increase in accrued payroll and other liabilities	152,101	—
Net cash used in operating activities	(680,681)	(207,420)

Cash flows from investing activities:
Retirement of property and equipment	11,002	—
Purchases of property and equipment	(148,279)	(5,460)
Net cash used in investing activities	(137,277)	(5,460)

Cash flows from financing activities:
Proceeds from note payable - related party	267,160	52,262
Proceeds from convertible note payable	410,000	—
Proceeds from mortgage financing	292,930	—
Stock subscriptions receivable	25,000	106,450
Payments on note payable - vehicle	(2,650)	(6,072)
Increase in amounts due officer/stockholder	46,418	5,135
Proceeds from sale of common stock	—	55,000
Net cash provided by financing activities	1,038,858	212,775

Net increase (decrease) in cash	220,900	(105)
Cash at beginning of year	5,119	5,224

Cash at end of year	$226,019	$5,119

Supplemental Cash Flow Information:
Taxes paid	$—	$—
Interest paid	$131,146	$5,209
Common stock issued for services	$650,000	$3,761,253
Assumption of mortgages	$—	$1,960,000
Land acquired in exchange for common stock	$—	$2,100,000
Property and equipment purchases financed through note payable	$60,874	$—

SBD INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
UNAUDITED

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated to act as a construction and real estate development company, to acquire operating construction companies, and income producing real estate. The Company’s focus is on acquiring construction projects.

Siteworks, Inc. was incorporated in the State of Florida on August 8, 2001, which changed its name on April 15, 2005 to Siteworks Building and Development Co. (“Siteworks”), a Florida corporation. Effective July 31, 2006 Siteworks merged with SBD International, Inc. (the "Company" or “SBD”), a Nevada corporation, with SBD International, Inc. being the surviving entity.

Corporate Merger

On July 14, 2006 the Company filed a plan of merger with the State of Nevada whereby Siteworks (a Florida corporation) would merge with and be survived by SBD International, Inc. (a Nevada corporation) effective July 31, 2006. Siteworks’ common shares where exchanged for SBD’s common shares at a rate of 25 Siteworks’ common shares for every one of SBD’s common shares. As plan of merger the state authorized 20,000,000 shares of Class A convertible preferred with a par value of $0.01 per share. Each class A preferred share have voting and conversion rights equivalent to 52 shares of common stock. Also authorized are 20,000,000 shares of Class B non-voting, convertible preferred shares with a par value of $1.00 per share, convertible into $1.00 of common stock.

On August 13, 2005, the Company amended its share structure in the following ways: 1) elected to change their preferred stock series A par value from $1.00 to $0.001. 2) changed the conversion ratio of the preferred stock from 300:1 to 52:1 and 3) reduced the common shares authorized from 10,000,000,000 to 500,000,000.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The presentation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

Currently, the Company anticipates four primary sources of revenue:

(1)	The construction of housing projects in foreign countries;
(2)	Construction/home repairs in the United States;
(3)	The sale of undeveloped land or real estate;

SBD INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
UNAUDITED

The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 – Revenue Recognition in Financial Statements (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery of services has occurred; (3) the price to its customers is fixed or determinable; and (4) collectibility of the sales price is reasonably assured. When a sale does not meet the requirements for income recognition a gain is deferred until those requirements are met.

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

Contract costs will include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. There were no such costs since there were not any contracts in progress for the years ended December 31, 2006 and 2005.

Revenues from time and material contracts are recognized currently as the work is performed.

All revenues earned in 2006 were for small renovations and repairs that were completed in 2006.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures	7 Years
Office equipment and vehicles	5 Years

Unamortized Closing Costs

Unamortized closing costs represent closing costs totaling $130,538 incurred in connection with the refinance of the mortgage on the land and building held for development and are being amortized using the straight line method over 3 years, the life of the mortgage loan. Amortization expense of $32,635 was charged to operations for the year ended December 31, 2006.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

SBD INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
UNAUDITED

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs for the years ended December 31, 2006 and 2005 are $14,639 and $30,681, respectively.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

Stock Based Compensation

The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123(R). This statement requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period.

Loss Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of preferred stock, stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented. The Company has no options or warrants outstanding as of December 31, 2006 and 2005. The Company has preferred stock outstanding of 6,300,000 and 6,200,000 shares as of December 31, 2006 and 2005, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2006	2005
Vehicles	$104,122	$20,794
Furniture and fixtures	5,052	3,759
Machinery and equipment	12,385	12,385
Office equipment	11,221	4,572
Tools	1,615	-
Leasehold improvements	34,600	-
	168,995	41,510
Less: Accumulated depreciation	31,662	17,498
	$137,333	$24,012

SBD INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
UNAUDITED

Depreciation expense for the years ended December 31, 2006 and 2005 was $23,956 and $6,000, respectively.

NOTE 4	LAND AND BUILDING HELD FOR DEVELOPMENT

In June 2005, the Company purchased property from Munch LLC, valued at $2,100,000 in exchange for 1,100,000 shares of the Company’s preferred stock Series B valued at $1.00 a share and 35,000,000 shares of common stock valued at $1,000,000.

Subsequent to the purchase, the Company discovered that the property was not free and clear of mortgages and liens. The second mortgage of $1,197,096 is in the name of the former seller, and is personally guaranteed by the president/stockholder of the Company. The seller has agreed to place into escrow, 35,000,000 shares of common stock issued as part of the purchase price until the second mortgage is repaid. Subsequent to the merger and stock exchange, these shares were reduced to 1,400,000 common shares. The Company owes a total on this property of $1,263,780 as a first mortgage and $1,197,096 as the second mortgage, by way of the personal guarantee of the president/stockholder of the Company.

NOTE 5	DUE TO RELATED PARTIES

The Company had outstanding debt of $51,553 to an officer/stockholder for expenses advanced on behalf of the Company at December 31, 2006. There are no specific repayment terms on the amounts due to an officer/stockholder.

Pursuant to a stock subscription agreement (see note 9), a foreign investor issued the Company a $1,000,000 promissory note which provides for accrued interest of 4% per annum to be payable in arrears commencing on February 1, 2007. The note is secured by a security interest in all the tangible and intangible assets of the investor including the Company’s common stock issued under the stock subscription agreement. The outstanding debt to this shareholder was $267,160 at December 31, 2006.

Interest expense of $9,842 was charged to operations for the year ended December 31, 2006.

NOTE 6	MORTGAGE PAYABLE

On February 15, 2006 the Company refinanced a mortgage payable collateralized by land. The note is an interest only promissory note that balloons in February 2009. The note has a fixed interest rate of 12% for the first 6 months followed by a variable interest rate of prime plus 6% with a floor of 12%. The balance of the mortgage note payable at December 31, 2006 is $1,263,780.

Interest expense of $126,378 was charged to operations for the year ended December 31, 2006.

NOTE 7	INCOME TAXES

There is no provision for income taxes since the Company has incurred net operating losses. At December 31, 2006, the Company has net operating loss carryforwards which may be available to offset future taxable income through 2026 in the amount of $6,352,085. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset.

SBD INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
UNAUDITED

NOTE 8	CONVERTIBLE NOTES PAYABLE, COMMON STOCK WARRANTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2006, the convertible note payable is comprised of the following:

8% Callable Secured Convertible Term Note, due September 27, 2009	$500,000

Less: unamortized discount related to closing costs and bifurcated embedded derivative instruments and freestanding warrants	(325,123)

Convertible Note Payable	$174,877

On September 28, 2006, the Company issued a $500,000 8% Callable Secured Convertible Term Note, due September 27, 2009, unless sooner converted or called as discussed below and 5,000,000 Common Stock Purchase Warrants (“Warrants”), for aggregate consideration of $500,000 less $90,000 in closing costs. The Note, together with accrued and unpaid interest, is convertible at any time at the option of the holder into shares of the Company’s common stock at the lesser of i) $0.06 per share or ii) the average stock price of the lowest 3 trading days during the last 20 trading days. Interest is paid quarterly but no interest is due for any month in which the trading price is greater than $.10 for each trading day of the month. The fixed conversion price is adjusted for stock splits, stock dividends, mergers and similar events. The Company is required to have authorized and reserved shares 2 times the number of shares that are actually issuable upon full conversion of the notes and warrants. The Company anticipates that the proceeds of the financing will be used to finance the Company's Lomari Project. The financing will provide working capital to purchase and develop a 1,200-unit housing project, and for payment of existing debt obligations. The Company granted the investors a further security interest in substantially all of its assets, including the assets of its wholly owned subsidiaries, and intellectual property.

As of December 31, 2006, the average of the lowest 3 trading days was $.03, which was less than the fixed exercise price.

The instruments are subject to a Registration Rights Agreement whereby the Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of closing, registering the common stock underlying the secured convertible notes. The registration statement is to be effective within 120 days of funding (180 days in the event of SEC comments). The Company is required to maintain the effectiveness of the registration statement until all registered securities have been sold or until they may be sold without restriction under Rule 144(k). In the event that the Company fails to do so, it is obligated to pay to the holders of the note, damages of 2% of the face amount of the notes per month.

If an event of default, as defined in the note, occurs and is continuing, the holders of the note may declare the entire unpaid principal balance of the note, together with all interest accrued, due and payable and the interest rate increases from 8% to 15%. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, it may be required to pay liquidated damages in shares or cash, at its election, equal to two percent of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The Company has the option to redeem the note in cash, if the stock is trading below $.06 or greater than $3.50, by paying:

SBD INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
UNAUDITED

• 125% of the principal, interest and penalty outstanding for prepayments within 30 days of issue
• 130% of the principal, interest and penalty outstanding for prepayments within 31 days of issue to 60 days or
• 140% of the principal, interest and penalty outstanding for prepayments greater 61 days of issue
• Plus an amount equal to the difference between the market price and $3.50, if the market price is greater than $3.50, times the number of shares that could have been converted.

The Company has the option, if the market price is below $.06 for each trading day of the month, to prepay 104% of the outstanding principal divided by 36 plus one month of interest.

The Warrants, which are exercisable at any time had initial terms as follows:

• 5,000,000 warrants, expiring September 28, 2013, at an exercise price of $0.10/share.

The warrants require that, if the Company issues common stock or other securities convertible into common stock at a price per share lower than the market price, the exercise price of the warrants will be reduced to that lower price.

Since the conversion price of the note and the exercise price of the warrants will be lowered if the Company sells securities at a lower conversion or exercise price, the number of shares that the Company may have to issue on conversion of the note or exercise of the warrants is not fixed or determinable. As a result, the note is not considered to be “conventional convertible debt”, as that term is used by EITF Issue 00-19. Accordingly, the embedded conversion option in the note is subject to the requirements of EITF Issue 00-19. The Company is required by EITF Issue 00-19 to bifurcate the embedded conversion option of the note and account for it, as well as the warrants, as derivative financial instrument liabilities, as the number of shares that may need to be issued is indeterminate. The derivative financial instrument liabilities are initially recorded at their fair value and are then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change.

The Company uses the Black-Scholes option pricing model to value the warrants, and the embedded conversion option component of the bifurcated embedded derivative instrument. In valuing these derivative instruments, both at inception and at each quarter end, the market price of the Company’s common stock is used on the date of valuation, an expected dividend yield of 0%, and the remaining period to the expiration date of the warrants or repayment date of the note. Because of the limited historical trading period of the Company’s common stock and the change in the industry of the Company, the expected volatility of its common stock over the remaining life of the warrants and the note has been estimated at 19.3%, by comparison to the average volatility of companies considered by management as comparable. The risk-free rates of return used ranged from 4.60% to 4.62%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants and the note.

The note is being accreted using an effective interest method, to its redemption value of $500,000 over the 36 month period to its maturity on September 28, 2009.

At December 31, 2006, the following liabilities related to the warrants and the embedded derivative instrument in the note were outstanding:

SBD INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
UNAUDITED

Fair value of the warrant is:

Issue	Expiry	Instrument	Exercise	Value
Date	Date		Price/Share	12/31/2006
9/28/2006	9/28/2013	Warrant 5,000,000	$0.10	0

 Fair value of embedded derivatives:

Issue	Expiry	Instrument	Exercise	Value
Date	Date		Price/Share	12/31/2006
9/28/2006	9/28/09	Convertible Note- Conversion Feature	$0.03	434,089
9/28/2006	9/28/09	Convertible Note Interest- Conversion Feature	$0.03	86,188

The carrying value of the note is:

Issue	Expiry	Instrument	Value
Date	Date		12/31/2006
9/28/2006	9/28/2009	$500,000 Convertible Term Note	174,877

NOTE 9	STOCKHOLDERS’ DEFICIT

During the year ended December 31, 2006, the Company issued 8,000,000 shares of common stock at a fair value of $149,400 for compensation to an employee. In addition, the Company issued 14,600,000 shares of common stock at a fair value of $489,600 for consulting services.

On August 1, 2006, the Company merged with SBD International (SBD), with SBD being the surviving entity. Upon execution of the merger an exchange of one share of SBD common stock was issued for every 25 shares of the Company’s common stock, with each shareholder receiving a minimum of 100 shares. The outstanding shares were reduced to 8,823,828.

On December 6, 2006 the Company entered into a subscription agreement with a foreign investor which requires the investor to purchase $1,000,000 of stock at a 30% discount to market based on a bid price average. The investor issued the Company a $1,000,000 promissory note which provides for accrued interest of 4% per annum to be payable in arrears commencing on February 1, 2007. The note is secured by a security interest in all the tangible and intangible assets of the investor including the Company’s common stock issued under this agreement.

On December 29, 2006 a stockholder, officer and director who owns all of the 5,100,000 shares of class A convertible preferred stock, exercised his conversion option for 265,200,000 shares of common stock. Those shares were immediately transferred back to treasury to provide the shares to be sold to the investor who entered into the stock subscription agreement and executed the $1,000,000 promissory note.

In addition, on December 29, 2006, the Company issued 5,200,000 shares of Series A preferred stock to the same stockholder, officer and director as reimbursement of the shares transferred to treasury.

SBD INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
UNAUDITED

As a result of the resolution during the year ended December 31, 2006 of the unauthorized stock issuances from 2005, the temporary equity presented in the December 31, 2005 balance sheet has been reclassified to stockholders’ equity.

NOTE 10	COMMITMENTS AND CONTINGENCIES

The Company has a lease for its executive office space in Fort Lauderdale, Florida that expires May 2009. The Company has a lease for additional office space in Bangkok, Thailand that expires March 2009.

Total future minimum annual lease payments under these leases for the years ending December 31 are as follows:

2007	$41,868
2008	42,938
2009	12,934
$97,740

Rent expense charged to operations for the years ended December 31, 2006 and 2005 was $37,259 and $11,560, respectively.

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

NOTE 11	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses since inception and does not have the revenue stream to support itself. There is no guarantee as to whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management has indicated that they are confident they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12	SUBSEQUENT EVENTS

On February 7, 2007, the Company entered into a joint venture agreement with Mr. Owen Baynard for the construction of 247 units of affordable housing. Pursuant to the terms of the joint venture agreement, Mr. Baynard will contribute 49 acres of land located in Chiefland, Florida for a 30% ownership interest in the joint venture and the Company will manage the design, construction and marketing of the project. The joint venture will be organized as a Florida limited liability company and will be named Chiefland Partners.

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

(1) As of March 30, 2008

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

Beverly Callender has served as a director of the Company since 2003. Ms. Callender has been a self-employed mortgage broker since 2006. From 2003 to 2006, Ms. Callender served as a mortgage processor for Bank Atlantic. From 2002 to 2003, Ms. Callender was a substitute teacher in the Broward County School District. In 2003, Ms. Callender received her MBA from Florida Atlantic University. From 1997 to 2001, Ms. Callender was a senior loan officer at General Finance in Barbados. From 1993 to 1997, Ms. Callender served as the manager of the credit cards and collections department at Mutual Bank in Barbados.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who beneficially own more than 10% of Common Stock (collectively, the "Insiders") to file initial statements of beneficial ownership and statements of changes in their beneficial ownership of Common Stock with the SEC. The SEC regulations require Insiders to furnish the Company with copies of all Section 16(a) statements they file. Based solely on the Company's review of the copies of such statements received by it, the Company believes that the Insiders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2006, except for the replacement issuance of founding shares issued to Mr. Nurse of 10,000,000 shares of common stock.

ITEM 10- EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to the Company's chief executive officer for all services rendered in all capacities to the Company and its subsidiary.

					Long-Term Compensation
					Restricted	Securities
		Annual Compensation		Other Annual	Stock	Underlying		All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Awards ($)	Options (#)		Compensation
Carl M. Nurse, CEO (1)	2006	$0	0		575,100	5,100,000	A	0
						10,000,000
	2005	0	0	$4,764	719,131	3,043,476		0
	2004	0	0	0	456,750	0		0

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

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 30, 2006 with respect to the beneficial ownership of Common Stock by: (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer [and each other executive officer whose total annual salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000]; and (iv) all of the Company's directors and executive officers as a group.

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
	Amount and Nature of
Name and Address of	Beneficial Ownership
Beneficial Owner*	Preffered A	Common	Percent of Class
Carl M. Nurse (1)	5,100,000	100%
		2,450,001.01%
All directors and executive officers
as a group	5,100,000	100%
		2,450,001.01%

* The business address of the Company's directors and executive officers if c/o SiteWorks Building & Development Co., 6464 N W 5th Way, Ft. Lauderdale Fl 33309

(1) Restricted Founder l shares issued to Mr. Nurse in lieu of cash compensation.

Equity Compensation Plan Information

The Company did not have any equity compensation plans during the fiscal year ended December 31, 2006.

In 2006 the company filed an incentive plan to for its employees, and professionals whom the company retains from time to time to perform specific tasks. The initial plan was filed on April 19, 2006, and revised on June 8, 2006 subsequently revised again on October 25, 2006. The S-8 filings are hereby incorporated by referenced,

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had a construction bridge loan and note payable in the amount of $150,000 due to a related party. The note required a balloon payment of principal and interest at a rate of 12% due on July 23, 2005. The note was collateralized by land and 150,000 shares of the Company's common stock. Interest expense in 2005 was $5,209. The Company paid back $123,000 in February and March 2005, and reclassified the remaining $27,000 to another individual who assumed the note payable, which was subsequently paid off. At December 31, 2005 this balance was paid off.

The Company had outstanding at December 31, 2006, of $5,135 to an officer/stockholder for expenses advanced on behalf of the Company. There were no specific repayment terms.

ITEM 13- EXHIBITS

n/a

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The board of directors has appointed Berman Hopkins Wright and Laham CPAs. LLC ., an independent registered public accounting firm, to serve as the Company's independent auditors for the fiscal years ended December 31, 2006..

Audit Fees

The aggregate fees billed by Berman Hopkins Wright and Laham CPAs. LLC. for professional services rendered for the audit of the Company's annual financial statement (and the review of the Company's financial statements included in the Company's quarterly reports on Form 10-QSB) for the fiscal years ended December 31, 2006 and December 31, 2005 were $37,000 and $-0-, respectively.

Audit-Related Fees

The aggregate fees billed by. Berman Hopkins Wright and Laham CPAs. LLC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 and that are not disclosed in the paragraph captioned "Audit Fees" above were $0 and $0, respectively.

Tax Fees

The aggregate fees billed Berman Hopkins Wright & Laham CPAs, LLC . for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 were $0.

All Other Fees

The aggregate fees billed for services rendered by Berman Hopkins Wright & Laham CPAs . LLP ., other than for services covered by the preceding three paragraphs, for the fiscal years ended December 31, 20065 and December 31, 2005 were $39,000 and $0, respectively.

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

SBD INTERNATIONAL INC

/s/ Carl M. Nurse
Carl M. Nurse, President, Chief Executive Officer and
Chief Financial Officer

Date: July 30, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Carl M. Nurse	President, Chief Executive Officer, Chief	July 30, 2008
Carl M. Nurse	Financial Officer and Director (Principal
Executive Officer and Principal Financial
Officer)

/s/ Beverly Callender	Director	July 30, 2008
Beverly Callender