Form 10-K
period 2007-12-31
SBD International, Inc
filed 2008-10-27
CIK 1106643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Issuer's telephone number (954) 533-0522

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

The issuer's revenues for the fiscal year ended December 31, 2007 were $1,088,295.

As of August 16, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $4,073,381.00

As of May 16, 2007, the number of shares outstanding of the issuer's common stock, $.001 par value per share, was 286,930,782

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller non-reporting company ☒
(Do not check if a smaller reporting company)

EXPLANATORY NOTE

This Draft Annual Report on Form 10-K for 2007 is unaudited and not reviewed. This information is designed to provide some basic information on the company until we are able to have our audits completed.

The final audited statements may vary significantly from the information contained herein specifically as far as the information describing the embedded value of the derivatives instruments may change as well as the section describing the shareholder equity.

- i -

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

Statements contained in this annual report on Form 10-K (the "Form 10-K") that are not purely historical are forward-looking statements of SiteWorks Building & Development Co. (the "Company" "we" "us") within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples of forward-looking statements include, but are not limited to:

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

General

SBD International was incorporated in Feb 2006 in Nevada.

Siteworks Building & Development Co. was incorporated in the State of Florida on August 8, 2001 under the name Siteworks, Inc. The Company changed its name to its current name on April 15, 2006.

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

Employees

As of December 31, 2007, the Company had four full time employees, Carl Nurse, the Company's President, Chief Executive Officer and Chief Financial Officer, Lisa Konrath, Commerical Manager , Sastra Maharaj, accountant and John Tawse , Project Manager and an accountant. The Company hires subcontractors or contract labor on an as needed basis.

Recent Developments

.In June 2006, the company acquired from Munch LLC a vacant 33,000 square foot building that was formerly used as a Walmart Store in Chiefland Florida. The property was acquired for company stock valued at $2,100,000. In March 2006, the property was refinanced and due to a condition of the funding, placed in a subsidiary, Integral Inc. Current plans call for the property to be subdivided into smaller stores and leased initially. Plans are also being developed for a 20,000 square foot addition to the property. The Company will be the general contractor for this proposed $1,200,000 addition.

Risk Factors

Unless the context indicated otherwise, all references to "we," "us," "our" or the "Company" in this subsection "Risk Factors" refer to the Company. We are subject to a number of risks listed below, which could have a material adverse effect on our financial condition, results of operations and value of our Common Stock.

Risks Relating to Our Business

As of December 31, 2007, 286,930,782 shares of Common Stock and 5,100,000 shares of preferred stock were issued and outstanding.

We had net losses of approximately $1,290,456 and $2,080,496 for the fiscal years ended December 31, 2007and 2006, respectively, and generated $,088,295 and $471,8370 in revenues during the fiscal years ended December 31, 2007 and 2006, respectively. Our auditors included a going concern qualification in their report on our financial statements for the fiscal year ended December 31, 2006. We cannot assure you that we will be able to generate enough revenue or raise sufficient capital to operate our business during the next 12 months. Our existence is dependent upon our management's ability to develop profitable operations and resolve our liquidity problems. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. We may continue to have operating losses in the foreseeable future. If we are unable to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

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

Through December 31, 2006, the average daily trading volume during 2006 for our Common Stock was approximately 500,000 shares. We cannot assure you that a more active trading market in our Common Stock will develop. As a result, relatively small trades may have a significant impact on the price of our Common Stock.

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

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which the property of the Company is subject

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2007, no matters were submitted to a vote of the security holders.

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

As of March 30, 2008, there were 130 record holders of Common Stock.

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

At December 31, 2007, the Company had three classes of stock:

(a) convertible Series A preferred class with a par value of $.001 with 20,000,000 shares authorized, (b) convertible Series B preferred stock with a par value of $1.00 with 20,000,000 shares authorized and (c) common class with a par value of $.001 and 500,000,000 shares authorized.

The Company in 2006 and 2005 effectuated numerous Amendments to the share structure that may not have had the appropriate shareholder approval (See Note 9)

The following details the share issuances in 2007 and 2006:

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

On August 12, 2008, the Company approved a reverse 1 for 2,000 stock split.

STOCKHOLDERS' EQUITY (DEFICIT)

For the year ended December 31, 2005, the Company issued 8,000,000 shares of common stock pre-stock split and 4,000 shares of common stock post-stock split as part of the Cork Acquisition; 36,380,000 shares of common stock pre-stock split and 18,190 shares of common stock post-stock split for cash ; 520,300,000 shares of common stock pre-stock split and 1,059,750 shares of common stock post-stock split for subscriptions of stock; 597,000,000 shares of common stock pre-stock split and 3,004,595 shares of common stock post-stock split (which includes 2,972,095 shares of common stock which converted 19,813,967 shares of preferred stock) for compensation to the officer; and 102,520,000 shares of common stock pre-stock split and 51,260 shares of common stock post-stock split for services rendered.

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

Temporary equity at December 31, 2006 and 2005 was $10,068,558 and $3,815,570, respectively.

Total shares outstanding as of December 31, 2006 were 198,251,020. On August 13, 2006, the Company amended its share structure in the following ways:

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

PROJECT	Value	Status	% COMP

Chiefland Improvements	400,000	DESIGN/PERMITTING	100

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

Our auditors have expressed concerns about the Company's ability to continue as a going concern

Results of Operations

Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006.

For the year ended December 31, 2006, our revenues were $1,088,295 as compared to $471,837 for the year ended December 31, 2006.

Our operating expenses decreased to $786,911 from $1,773,107. This decrease was a result of decreased overhead and administrative expenses. Our net loss decreased to $0.0044 per share from $0.01 per share. However we had an increase in the outstanding shares from a weighted average of 286,930,782 from 109,350,951 common shares.

Our gross operating profit decreased from $114,100 in 2005 to $78,588 in 2006, a 68% decrease.

Our assets increased to $3,518,221 in 2007 from $2,656,9544 in 2006.

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

At December 31, 2007 we had cash and cash equivalents of $470,062. This cash combined with the monies raised from private offerings and our operating revenue will not provide sufficient cash and cash equivalents to fund our operations for the next 12 months.

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

ITEM - 7 FINANCIAL STATEMENTS

SBD INTERNATIONAL INCAND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC. AND SUBSIDIARY)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

SBD INTERNATIONAL INC AND SUBSIDIARY
(FORMERLY KNOWN AS SITEWORKS, INC. AND SUBSIDIARY)

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SBD INTERNATIONAL, INC.
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
UNADITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006

Current assets:
Cash (including $93,648 of restricted cash)	$93,648	$226,019
Accounts receivable	376,415	79,428
Total current assets	470.063	305,447

Property and equipment, net	46,069	137,333

Other assets:
Land and building held for development	2,780,034	2,100,000
Unamortized closing costs	105,598	97,903
Deposits	116,457	16,270
Total other assets	3,002,089	2,214,173

Total Assets	$3,518,221	$2,656,953

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$422,104	$208,435
Automobile loans payable	13,257	12,175
Due to officer/stockholder	85,131	51,553
Due to related parties	257,205	280,360
Accrued payroll and other liabilities	98358	152,101
Total current liabilities	889,312	704,624

Long-term liabilities:
Convertible note payable (net of unamortized discount of $325,123)	349,754	174,877
Derivative financial instruments and warrant liability	1,300,000	503,195
Mortgages payable	2,275,000	1,263,780
Contingent liability	1,200,000	1,197,096
Automobile loans payable	49,569	46,049
Total long-term liabilities	5,294,323	3,184,997

Total Liabilities	6,183,635	3,889,621

Stockholders' deficit:
Convertible preferred stock series A; $.001 par value; authorized -
20,000,000 shares; issued and outstanding - 5,200,000 shares
in 2006 and 5,100,000 shares in 2005	5,200	5,200
Convertible preferred stock series B; $1.00 par value; authorized -
20,000,000 shares; issued and outstanding - 1,100,000 shares	1,100,000	1,100,000
Common stock; $.001 par value; authorized - 500,000,000 shares;
issued and outstanding - 286,930,782 shares in 2007
and 275,523,828 shares in 2006	286,930,	275,524
Additional paid-in capital		9,384,676
Stock issued in error		--
Stock subscriptions receivable		--
Accumulated deficit	(13,601,204)	(11,998,068)
Total Stockholders' Deficit	(1,458,292)	(1,232,668)
Total Liabilities and Stockholders' Deficit	$3,518,221	$2,656,953

SBD INTERNATIONAL, INC.
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Sales	$1,088.295	$471,837
Cost of sales	835,223	370,904
Gross profit	253,072	100,933

Operating expenses:
Stock based employee and consultant compensation	259,302	650,000
General and administrative	508,896	1,108,468
Marketing	18,713	14,639
Total operating expenses	786,911	1,773,107

Loss from operations	(533,839)	(1,672,174)

Other income (expenses):
Derivative expense	(485,176)	(244,588)
Interest expense	(217,441)	(163,734)
Total other income (expenses)	(756,617)	(408,322)

Net loss	$(1,290,456)	$(2,080,496)

Basic and diluted loss per common share	$(.0044)	$(.01)

Weighted average common shares outstanding	286,930,782	109,350,951

SBD INTERNATIONAL, INC.
(FORMERLY SITEWORKS BUILDING AND DEVELOPMENT CO.)
CONSOLIDATED UNAIDITED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,290,456)	$(2,080,496)
Adjustments to reconcile net loss to net
cash used in operating activities
Bad debt subscriptions		—
Depreciation	115,720	23,956
Amortization		32,635
Amortization of beneficial interest		—
Common stock issued for compensation		149,400
Common stock issued for services		500,600
Amortization of beneficial interest and change in
derivative value		268,072
Financing of property and equipment	2,275,000	60,874
Payments of interest and taxes from mortgage refinance	144,844	77,408
Changes in assets and liabilities
Increase in accounts receivable		(68,188)
Increase in deposits		(4,320)
Increase in accounts payable		207,277
Increase in accrued payroll and other liabilities		152,101
Net cash used in operating activities		(680,681)

Cash flows from investing activities:
Retirement of property and equipment		11,002
Purchases of property and equipment		(148,279)
Net cash used in investing activities		(137,277)

Cash flows from financing activities:
Proceeds from note payable - related party		267,160
Proceeds from convertible note payable		410,000
Proceeds from mortgage financing		292,930
Stock subscriptions receivable		25,000
Payments on note payable - vehicle		(2,650)
Increase in amounts due officer/stockholder	305,327	46,418
Proceeds from sale of common stock		—
Net cash provided by financing activities		1,038,858

Net increase (decrease) in cash		220,900
Cash at beginning of year	226,019	5,119

Cash at end of year	$93,648	$226,019

Supplemental Cash Flow Information:
Taxes paid	$14,129	$—
Interest paid	$56,634	$131,146
Common stock issued for services	$275,524	$650,000
Assumption of mortgages	$—	$—
Land acquired in exchange for common stock	$—	$—
Property and equipment purchases financed through note payable	$2,337,769	$60,874

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

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

Revenue and Cost Recognition

Currently, the Company anticipates four primary sources of revenue:

1)  The construction of housing projects in foreign countries;
2)  Construction/home repairs in the United States;
3)  The sale of undeveloped land or real estate;

The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery of services has occurred; (3) the price to its customers is fixed or determinable; and (4)

collectibility of the sales price is reasonably assured. When a sale does not meet the requirements for income recognition a gain is deferred until those requirements are met.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2006	2005
Vehicles	$104,122	$20,794
Furniture and fixtures	5,052	3,759
Machinery and equipment	12,385	12,385
Office equipment	11,221	4,572
Tools	1,615	—
Leasehold improvements	34,600	—
	168,995	41,510
Less: Accumulated depreciation	31,662	17,498
	$137,333	$24,012

Depreciation expense for the years ended December 31, 2006 and 2005 was $23,956 and $6,000, respectively.

NOTE 4	LAND AND BUILDING HELD FOR DEVELOPMENT

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

At December 31, 2006, the following liabilities related to the warrants and the embedded derivative instrument in the note were outstanding:

Fair value of the warrant is:

Issue	Expiry	Instrument	Exercise	Value
Date	Date		Price/Share	12/31/2006
9/28/2006	9/28/2013	Warrant 5,000,000	$ 0.10	0

 Fair value of embedded derivatives:

Issue	Expiry	Instrument	Exercise	Value
Date	Date		Price/Share	12/31/2006
9/28/2006	9/28/09	Convertible Note- Conversion Feature	$ 0.03	434,089
9/28/2006	9/28/09	Convertible Note Interest- Conversion Feature	$ 0.03	86,188

The carrying value of the note is:

Issue	Expiry	Instrument	Value
Date	Date		12/31/2006
9/28/2006	9/28/2009	$500,000 Convertible Term Note	174,877

NOTE 9	STOCKHOLDERS’ DEFICIT

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

On February 7, 2007, the Company entered into a joint venture agreement with Mr. Owen Baynard for the construction of 247 units of affordable housing. Pursuant to the terms of the joint venture agreement, Mr. Baynard will contribute 49 acres of land located in Chiefland, Florida for a 30% ownership interest in the joint venture and the Company will manage the design, construction and marketing of the project. The joint venture will be organized as a Florida limited liability company.

However , given the current crisis in the housing industry this project will be placed on hold until the market recovers.

PART III

ITEM 9- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information about the Company's directors and executive officers.

Name	Age(1)	Position Held in the Company	Director Since
Carl M. Nurse	51	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer	2001
Beverly Callender	49	Director	2003

(1)	As of March 30, 2007

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

Beverly Callender has served as a director of the Company since 2003. Ms. Callendar has been a self-employed mortgage broker since 2006. From 2003 to 2006, Ms. Callendar served as a mortgage processor for Bank Atlantic. From 2002 to 2003, Ms. Callendar was a substitute teacher in the Broward County School District. In 2003, Ms. Callendar received her MBA from Florida Atlantic University. From 1997 to 2001, Ms. Callendar was a senior loan officer at General Finance in Barbados. From 1993 to 1997, Ms. Callendar served as the manager of the credit cards and collections department at Mutual Bank in Barbados.

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

Name and Address of	Amount and Nature of
Beneficial Owner*	Beneficial Ownership	Percent of Class
	Preffered A	Common
Carl M. Nurse (1)	5,100,000	100%
		2,450,001.01%
All directors and executive officers as a group	5,100,000	100%
		2,450,001.01%

*	The business address of the Company's directors and executive officers if c/o SiteWorks Building & Development Co., 6464 N W 5th Way, Ft. Lauderdale Fl 33309

(1)	Restricted Founder l shares issued to Mr. Nurse in lieu of cash compensation.

Equity Compensation Plan Information

The Company did not have any equity compensation plans during the fiscal year ended December 31, 2006.

In 2006 the company filed an incentive plan to for its employees, and professionals whom the company retains from time to time to perform specific tasks. The initial plan was filed on April 19, 2006, and revised on June 8, 2006 subsequently revised again on October 25, 2006. The S-8 filings are hereby incorporated by referenced.

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

Audit Fees

The aggregate fees billed by Berman Hopkins Wright and Laham CPAs. LLC. for professional services rendered for the audit of the Company's annual financial statement (and the review of the Company's financial statements included in the Company's quarterly reports on Form 10-QSB) for the fiscal years ended December 31, 2007 and December 31, 2006 were $37,000 and $-0-, respectively.

Audit-Related Fees

The aggregate fees billed by. Berman Hopkins Wright and Laham CPAs. LLC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 and that are not disclosed in the paragraph captioned "Audit Fees" above were $0 and $0, respectively.

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

SBD INTERNATIONAL INC.

/s/ Carl M. Nurse

Name:  Carl M. Nurse
Title:  President, Chief Executive Officer and Chief Financial Officer

Date:  July 30, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Carl M. Nurse	President, Chief Executive Officer,	July 30, 2008
Carl M. Nurse	Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Beverly Callender	Director	July 30, 2008
Beverly Callender