Form 10QSB
period 2008-06-30
SBD International, Inc
filed 2008-10-27
CIK 1106643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934.

For the quarterly period ended June 30, 2008

☐ Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________.

Commission File Number: 001-32528

SOLARGY SYSTEMS INC

formerly

SBD INTERNATIONAL, INC
(Exact name of registrant as specified in charter)

NEVADA	20-4357915
(State of or other jurisdiction of	(IRS Employer I.D. No.)
incorporation or organization)

6464 NW`5th Way,
Ft Lauderdale Florida 33309
(Address of Principal Executive Offices)

(954) 533-0522
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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock as of June 30, 2008.

286,930,782 Common Shares

Transitional Small Business Disclosure Format:

YES ☐ NO ☒

EXPLANATION

This unaudited interim statement is presented for preliminary basic information only. The information contained here in will be revised and corrected in due course. The financial information is not intend to be used as a basis for any investment decision, but simply for information only.

Audited and reviewed statements will be published in due course.

SOLARGY SYSTEMS INC.
(FORMERLY KNOWN AS SBD INTERNATIONAL INC. AND SUBSIDIARY)

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SOLARGY SYSTEMS INC

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET AS OF JUNE 30, 2008

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash (including 217,655 of restricted cash)	$71,711
Trade receivables	73,322
Prepaid	4,750
Total current assets	149,743

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $26,725)	64,389

LONG TERM INVESTMENTS	115,373

DEPOSITS	17,470
NOTES RECEIVABLE	30,150
TOTAL ASSETS	$377,165

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$174,973
Due to related parties	293,459
Accrued payroll and other liabilities	78.648
Total current liabilities	546,986

LONG-TERM LIABILITIES
Convertible not payable (net of unamortized discount of $348,361)	692,877
Derivative financial instruments and warrant liability	503,195
Accrued liabilities	41,187
Total liabilities	1,684,245

STOCKHOLDERS' DEFICIT:
Convertible Preferred Stock, Series A, $0.001 par value 20,000,000 shares authorized and 0 shares issued and outstanding	5,200
Convertible Preferred Stock, Series B, $1.00 par value 20,000,000 shares authorized and 1,100,000 shares issued and outstanding	1,100,000
Common stock, $0.001 par value, 750,000,000 shares authorized, 286,930,782 shares issued and outstanding	274,353
Additional paid-in-capital	9,775,571
Accumulated deficit	(11,594,172)
Total stockholders' deficit	(1,307,080)

TOTAL	$377,165

See notes to consolidated financial statements.

SOLARGY SYSTEMS , INC
(FORMERLY KNOWN AS SBD INTERNATIONAL INC , AND SUBSIDIARY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Six months	Six months	Three months	Three months
	Ended June.	Ended June.	Ended Mar.	Ended Mar.
	30, 2008	30, 2007	30, 2008	30, 2007
REVENUES	$4,100,000	$710,430	$4,100,000	$223,318

COST OF REVENUES	(1,663,445)	(436,956)	(1,553,445)	100,712

GROSS PROFIT	2,436,555	274,474	2,435,555	122,606

OPERATING EXPENSES:
Stock based employee and consultant compensation	201,299	67,170	201,299	784,502

General & Administrative	10,086	82,043	62,115	842,085

Marketing	5,410	4,127	5,912	0
Total operating expenses	216,794	942,340	279,027	807,240

PROFIT (LOSS) FROM OPERATIONS	2,218,761	(942,340)	(289,985)	(807,240)

OTHER EXPENSES:
Derivative (income) expense	503,195	156,867
Interest expense/settlement cost	(1,154,047)	(44,742)	(272,763)	(44,742)
NET GAIN/LOSS	$561,519	$(987,082)	$(405,881)	$(851,982)

PROFIT/LOSS /COMMON SHARE -BASIC/DILUTED	$0.019	$(0.51)	$(0.00)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	286,930,782	1,921,603	232,045,919	5,085,218

See notes to consolidated financial statements.

SOLARGY SYSTEMS, INC
(FORMERLY KNOWN AS SBD INTERNATIONAL INC. AND SUBSIDIARY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six months	Six months
	Ended June	Ended June
	30, 2008	30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain/loss	561,519	(1,333,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,855	4,752
Stock issued for employee and consultant compensation	201,299	1,140,270
Amortization of beneficial interest and change in derivative value	101,741	44,085
Changes in assets and liabilities, net:
Accounts receivable	(95,283)	(51,698)
Deposits	(5,520)
Accounts payable and other liabilities	174,973	58,249
Accrued and other liabilities	366,405	11,287
NET CASH USED IN OPERATING ACTIVITIES	(105,066)	(126,307

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of vehicles, furniture and equipment	(19,604)	(5,016)
CASH USED IN INVESTING ACTIVITIES	(19,504)	(5,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of advances	46,800
Proceeds from subscription receivable	23,550
Proceeds from sale of common stock	75,917
Proceeds from mortgage refinancing	150,325	—
Payment of Mortgage Note	(2,275,000)
Loan from related party	351,475	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,773,200)	146,267

NET CHANGE IN CASH	442,700	14,944

CASH AT BEGINNING OF PERIOD	5,119	5,224
CASH AND RESTRICTED CASH AT END OF PERIOD	$71,711	$20,168

See notes to consolidated financial statements.

SOLARGY SYSTEMS, INC
(FORMERLY KNOWN AS SBD INTERNATIONAL INC. AND SUBSIDIARY)

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated unaudited financial statements and notes are presented as permitted on form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in the consolidated unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated unaudited financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the company later in the year.

On August 1, 2006, the Company merged with SBD International (SBD), with SBD being the surviving entity. Upon execution of the merger an exchange of one share of SBD common stock was made for every 25 shares of The Company's common stock. This reduced the outstanding shares to approximately 8,794,000 shares of common stock.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our (un)audited consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 contained in our Form 10-KSB.

NOTE 2 - DUE TO RELATED PARTY

The Company had outstanding debt of $46,276 to an officer/stockholder for expenses advanced on behalf of the Company at June 30, 2008. The Company also received cash advances from a shareholder. The outstanding debt to this shareholder was $305,469 at June 30, 2008 There are no specific repayment terms on either of these debts.

NOTE 3 - MORTGAGE PAYABLE

The company retired all of its outstanding mortgages with the sale of its Chiefland properties.

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

At June 30, 2008 the Company had deficits accumulated approximating $11,627,172 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5- CONVERTIBLE NOTES PAYABLE, COMMON STOCK WARRANTS AND DERIVATIVE FINANCIAL INTRUMENTS

At June 30, 2008, the convertible note payable is comprised of the following:

8% Callable Secured Convertible Term Notes totaling $1,400,000:,

due from September 27, 2009 $ 500,000, 200,000, 200,000, due Jan 2011 150,000

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

SOLARGY SYSTEMS, INC
(FORMERLY KNOWN AS SITEWORKS INC. AND SUBSIDIARY)

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008 AND 2007

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

At June 30, 2008, the following liabilities related to the Warrants and the embedded derivative instrument in the Note were outstanding:

Fair Value of the warrant is:

Issue Date	Expiry Date	Instrument	Exercise Price/Share	Value 9/30/2006
9/28/2005	9/28/2013	Warrant 5,000,000	$0.10	15,594

Fair value of embedded derivatives:

Issue Date	Expiry Date	Instrument	Exercise Price/Share	Value 9/30/2006

9/28/2005	9/28/09	Convertible Note- Conversion Feature	$0.10	70,915
9/28/2005	9/28/09	Convertible Note Interest- Conversion Feature	$0.10	15,232

The carrying value of the note is:

Issue Date	Expiry Date	Instrument	Value 9/30/2006

9/28/2005	9/28/2009	$500,000 Convertible Term Note	151,639

NOTE- 6 ISSUANCE AND CHANGES TO COMMON STOCK

During the six months ended June 30, 2008, The Company issued 6,700,000 shares of stock at fair value of $128,400 for compensation to an employee. Additionally the company issued 15,400,000 shares of stock at fair value of $521,600 for consulting services

On August 1, 2006, the Company merged with SBD International (SBD), with SBD being the surviving entity. Upon execution of the merger an exchange of one share of SBD common stock was issued for every 25 shares of The Company's common stock. This reduced the outstanding shares to approximately 8,794,000 shares of common stock.

On August 17, 2006 5,100,000 shares, the entire outstanding Series A Preferred Stock, was converted into 265,200,000 shares of common stock at an exchange ratio of 1 to 52.

On August 31, 2006 an employee shareholder returned 143,000 shares of stock for no compensation.

SOLARGY SYSTEMS INC
(FORMERLY KNOWN AS SBD INTERNATIONAL INC. AND SUBSIDIARY)

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

Note 9- SUBSEQUENT EVENTS

On Sept 30, 2008, the company filed a form 14 indicating a name change to Solargy Systems Inc and also indicating that the company stock will be reversed of a 2500 to one basis.

This is in keeping with a fundamental change in what the company does and how it will operate going forward. Solargy Systems inc is has changed its mission to that of an alternative energy systems integrator. Solargy will engage in the production of photovoltaic panels and in the sales and installation of power systems using alternative energy products, including solar, wind and waste to energy.

The company was required to file a registration statement, by the terms of a registration rights agreement, with the SEC on October 27, 2006. As of the date of this filing, the registration statement has not been filed. In the event that we fail to file this statement, we are obligated to pay, to the holders of the Note, damages of 2% of the face amount of the Notes per month.

END OF FINANCIAL STATEMENTS

SOLARGY SYSTEMS, INC
(FORMERLY KNOWN AS SBD INTERNATIONAL INC. AND SUBSIDIARY)

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008 AND 2007

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

Solargy Systems Inc Inc currently traded as an OTC pink sheets (SLGS) , merged with Site Works Building & Development Co, in August of 2006 .(which was incorporated in Florida in 2001 as a construction and real estate development company). The Company has refocussed to be an alternative systems integrator, providing alternative energy solutions in emerging markets.

Alternative Systems Integration Services

The company has established relationships with manufacturers of alternative energy equipment suppliers and designers. These relationships enable the company to offer integrated solution to the high cost of electrical power in emerging markets. Currently the company is seeking power purchase agreements in the Caribbean .Solutions proposed to full fill the PP include hybrid systems including wind with solar and waste to energy with wind turbines. Additional information can be found at www.solargysystemsinc.com Areas being explored by the company include waste to energy plants, Solar farms and wind turbines.

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

Strategic Plan

The Company intends to pursue a strategy of: securing Power purchase agreements with utility companies, and then using he income stream from the power purchase agreements to securitized funding from alternative energy funds.

Projects

The company is currently pursuing a number of Power purchase agreements with utility services I the Caribbean and South east Asia.

Management is also planning to use 50 acres of land it has access to as a joint venture to build a solar farm in Chiefland Florida

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

RESULTS OF OPERATIONS

SIX AND THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX AND THREE MONTHS ENDED MARCH 30, 2007

Revenues

The 2008 revenues consist primarily of revenues from sale of Chiefland project.. Revenues totaled $4,100,000 and $173,548 for the six and three months ended June 30, 2008. The revenues for the same periods last year were zero because operations had not begun.

Cost of Revenues

Cost of revenues consists of materials, labor, equipment rental and other expenses related to the site preparation project. Cost of revenues totaled $2,817,492 nd $184,506 for the six and three months ended June 30, 2008. The cost of revenues for the same periods last year was zero because operations had not yet commenced. The Gross Margin was significantly higher in the 3rd Quarter due to a higher than normal retainage on projects due to billing issues, that the company believes will be resolved in the company's favor. A positive result would result in higher than normal profit in future quarters.

Operating Expenses

General and administrative expense consists of property taxes, office expenses, rent, phones June 30, 2008 to $773,920 in the nine months ended June 30, 2008. The increase is due to to operations related to the completion of the Chiefland project.

Included in stock based employee and consultant compensation is the expense of issuing stock to an employee of $128,400 and $0 for the nine and three months ended June 30, 2008. Consultants also received stock based compensation of $521,600 and $0 for the nine and three months ended June 30, 2008 which is included in General and Administrative Expense.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 20068, we had cash (exclusive of restricted cash) of approximately $71,711, an decrease of $224,940 from March 30, 2008,June 30, 2008 was the funds loaned to the Company by a stockholder, funds received from the sale of the property in Chiefland.

We believe that we will need to raise between $1 million and $5 million through the sale of debt and/or equity securities in order to fund working capital needs of the Company. If we are successful in raising these funds in a timely manner, we anticipate our revenues to exceed $1,000,000 and our general and administrative expense we be approximately $900,000. However, this estimate is a forward-looking statement that involves risks and uncertainties and is subject to a number of factors so there can be no assurance of such.

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

o Complete the property acquisition in Bangkok, Thailand By end of fiscal 2008

o Raise additional capital of at least 5,000,000 for working capital

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

We intend to rely mostly on subcontractors in providing our general contracting services. Certain subcontractors in the construction industry are members of various labor unions. If the unionized workers engage in a strike or other work stoppage, or other subcontractors become unionized, we could experience a disruption of our operations and higher ongoing labor costs, which could adversely affect our financial condition and results of operations.Timing of the award of a new contract and performance of a new contract may have an adverse effect on our financial condition and results of operation in a particular fiscal quarter.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings -

Solargy System Inc does not have any current legal proceedings

Item 2. Changes in Securities -

During the six months ended June 30, 2008, The Company issued 6,700,000 shares of stock at fair value of $128,400 for compensation to an employee. Additionally the company issued 15,400,000 shares of stock at fair value of $521,600 for consulting services

On August 1, 2006, the Company merged with SBD International (SBD), with SBD being the surviving entity. Upon execution of the merger an exchange of one share of SBD common stock was issued for every 25 shares of The Company's common stock. This reduced the outstanding shares to approximately 8,794,000 shares of common stock.

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

SOLARGY SYSTEMS INC

	By	/s/ Carl Nurse
Carl Nurse, Chief Executive Officer and
Chief Financial Officer
October 22, 2008