Form 10-Q
period 2009-06-30
SBD International, Inc
filed 2009-07-02
CIK 1106643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934.

For the quarterly period ended June 30, 2009

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________.

Commission File Number: 001-32528

SOLARGY SYSTEMS INC

(Exact name of registrant as specified in charter)

NEVADA	20-4357915
(State of or other jurisdiction of	(IRS Employer I.D. No.)
incorporation or organization)

6464 NW`5th Way,
Ft Lauderdale Florida 33309
(Address of Principal Executive Offices)

(305) 603-8380
(Registrant’s Telephone Number, Including Area Code)

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

YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock as of June 30, 2009

5 Common Shares

Transitional Small Business Disclosure Format:

YES [ ] NO [X]

EXPLANATION

This unaudited and not reviewed interim statement is presented for preliminary basic information only. The information contained here in will be revised and corrected in due course. The financial information is not intended to be used as a basis for any investment decision, but simply for information only.

Audited and reviewed statements will be published in due course.

1

SOLARGY SYSTEMS INC.
(FORMERLY KNOWN AS SBD INTERNATIONAL INC. AND SUBSIDIARY)

INDEX TO FORM 10-QSB

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SOLARGY SYSTEMS INC

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET AS OF JUNE 30, 2009

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$31,450
Trade receivables	73,322
Prepaid	4,750
Total current assets	109,522

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $8,547)	27,214

LONG TERM INVESTMENTS	37,934

DEPOSITS	17,470
NOTES RECEIVABLE	170,150
TOTAL ASSETS	$359,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$104,618
Due to related parties	293,459
Accrued payroll and other liabilities	210.648
Total current liabilities	608,725

LONG-TERM LIABILITIES
Convertible not payable (net of unamortized discount of $348,361)	1,582,410
Derivative financial instruments and warrant liability	1,328,305
Accrued liabilities	41,187
Total liabilities	2,951,902

STOCKHOLDERS’ DEFICIT:
Convertible Preferred Stock, Series A, $0.001 par value 20,000,000 shares authorized and 0 shares issued and outstanding	5,200
Convertible Preferred Stock, Series B, $1.00 par value 20,000,000 shares authorized and 1,100,000 shares issued and outstanding	1,100,000
Common stock, $0.001 par value, 750,000,000 shares authorized, 525,529,714 shares issued and outstanding	525,526
Additional paid-in-capital	4,204,237
Accumulated deficit	(11,594,172)
Total stockholders’ deficit	(7,389,935)

TOTAL	$359,560

See notes to consolidated financial statements.

SOLARGY SYSTEMS , INC
(FORMERLY KNOWN AS SBD INTERNATIONAL INC , AND SUBSIDIARY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Six months	Six months	Three months	Three months
	Ended June.	Ended June.	Ended Mar.	Ended Mar.
	30, 2009	30, 2008	30, 2009	30, 2008
REVENUES	$5,714.00	$4,100,000	$2,313.00	$4,100,000

COST OF REVENUES	(15,400)	(1,663,445)	(4,354.00)	100,712

GROSS PROFIT	(9,686.00)	2,436,555	(2,041)	122,606

OPERATING EXPENSES:
Stock based employee and consultant compensation	147,920	201,299	124,299	784,502

General & Administrative	130,974	10,086	65,209	842,085

Marketing	80,410	5,410	5,912	0
Total operating expenses	359,304	216,790	195,420	807,240

PROFIT (LOSS) FROM OPERATIONS	(368,990)	2,218,761	(197,461)	(807,240)

OTHER EXPENSES:
Derivative (income) expense	717,210	503,195	690,234	503,195
Interest expense/settlement cost	(6,400)	(1,154,047)	(5,914)	(44,742)
NET GAIN/LOSS	$(348,220)	$(561,519)	$(498,687)	$(851,982)

PROFIT/LOSS /COMMON SHARE -BASIC/DILUTED	$(.0006)	$(0.019)	$(0.002)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	570,529,714	286,930,782	232,045,919	5,085,218

See notes to consolidated financial statements.

SOLARGY SYSTEMS, INC
(FORMERLY KNOWN AS SBD INTERNATIONAL INC. AND SUBSIDIARY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the		For the
	Six months		Six months
	Ended June		Ended June
	30, 2009		30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain/loss	(348,220.00)		561,519
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,547.00		41,855
Stock issued for employee and consultant compensation	147,920.00		201,299
Amortization of beneficial interest and change in derivative value	214,015.00		101,741
Changes in assets and liabilities, net:
Accounts receivable			(95,283)
Deposits		)	5,520
Accounts payable and other liabilities			174,973
Accrued and other liabilities			366,405
NET CASH USED IN OPERATING ACTIVITIES		)	(105,066)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of vehicles, furniture and equipment	(	)	(19,604)
CASH USED IN INVESTING ACTIVITIES	(	)	(19,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of advances	2,317.0		46,800
Proceeds from subscription receivable	31,650		23,550
Proceeds from sale of common stock	24,670		75,917
Proceeds from mortgage refinancing	0		150,325
Payment of Mortgage Note		(0)	(2,275,000)
Loan from related party	351,475		351,475
NET CASH PROVIDED BY FINANCING ACTIVITIES	(	)	(1,773,200)

NET CHANGE IN CASH	0		442,700

CASH AT BEGINNING OF PERIOD	9		5,119
CASH AND RESTRICTED CASH AT END OF PERIOD	$1		$71,711

See notes to consolidated financial statements.

SOLARGY SYSTEMS, INC
UNAUDITED

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND June 30, 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated unaudited financial statements and notes are presented as permitted on form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in the consolidated unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated unaudited financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the company later in the year.

In September of 2008 SBD amended its name to Solargy Systems Inc and reorganized as an alternative energy producer and systems integrator.

On August 1, 2006, the Company merged with SBD International (SBD), with SBD being the surviving entity. Upon execution of the merger an exchange of one share of SBD common stock was made for every 25 shares of The Company’s common stock. This reduced the outstanding shares to approximately 8,794,000 shares of common stock.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our (un)audited consolidated financial statements as of December 31, 2008 and for the years ended December 31, 2007 and 2006 contained in our Form 10-KSB.

NOTE 2 - DUE TO RELATED PARTY

The Company had outstanding debt of $46,276 to an officer/stockholder for expenses advanced on behalf of the Company at June 30, 2008. The Company also received cash advances from a shareholder. The outstanding debt to this shareholder was $305,469 at June 30, 2009 There are no specific repayment terms on either of these debts.

NOTE 3 - MORTGAGE PAYABLE

The company retired all of its outstanding mortgages with the sale of its Chiefland properties.

SOLARGY SYSTEMS INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009 AND 2008

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

At June 30, 2009, the convertible note payable is comprised of the following:

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

SOLARGY SYSTEMS INC

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009AND 2008

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

The company has the option, if the market price is below $.06 for each trading day of the month, to prepay 104% of the outstanding principal divided by 36 plus one month’s interest.

The Warrants, which are exercisable at any time had initial terms as follows:

50,000,000 warrants, expiring September 28, 2013, at an exercise price of $0.10/share.

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
June 30, 2009 AND 2008

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

At June 30, 2008, the following liabilities related to the Warrants and the embedded derivative instrument in the Note were outstanding:

Fair Value of the warrant is:

Issue	Expiry		Exercise	Value
Date	Date	Instrument	Price/Share	9/30/2006
9/28/2005	9/28/2013	Warrant 5,000,000	$0.10	15,594

Fair value of embedded derivatives:

Issue	Expiry		Exercise	Value
Date	Date	Instrument	Price/Share	9/30/2006
9/28/2005	9/28/09	Convertible Note- Conversion Feature	$0.10	70,915
9/28/2005	9/28/09	Convertible Note Interest- Conversion Feature	$0.10	15,232

The carrying value of the note is:

Issue	Expiry		Value
Date	Date	Instrument	9/30/2006
9/28/2005	9/28/2009	$ 500,000 Convertible Term Note	151,639

NOTE- 6 ISSUANCE AND CHANGES TO COMMON STOCK

During the six months ended June 30, 2009, The Company issued 60,000,000 shares of stock at fair value of $128,400 for compensation to an employee. Additionally the company issued 60,400,000 shares of stock at fair value of $240,600 for consulting services

On August 1, 2006, the Company merged with SBD International (SBD), with SBD being the surviving entity. Upon execution of the merger an exchange of one share of SBD common stock was issued for every 25 shares of The Company’s common stock. This reduced the outstanding shares to approximately 8,794,000 shares of common stock.

On August 17, 2006 5,100,000 shares, the entire outstanding Series A Preferred Stock, was converted into 265,200,000 shares of common stock at an exchange ratio of 1 to 52. These shares were subsequently returned to treasury, and the preferred reissued in an amount of 5,200,000 in Dec 2007.

On August 31, 2006 an employee shareholder returned 143,000 shares of stock for no compensation.

SOLARGY SYSTEMS INC
(FORMERLY KNOWN AS SBD INTERNATIONAL INC. AND SUBSIDIARY)

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 2008

NOTE 7- CONTINGENCY/UNCERTAINTY

In June 2005, the Company issued 1,100,000 shares of preferred stock Series B value at $1.00 a share. The Company also issued 35,000,000 shares of common stock par value valued at $1,000,000 in order to purchase property from Munich LLC. The property was appraised at $2,100,000. Subsequent to the purchase, the Company discovered that the property wasn’t free and clear of mortgages and/or liens. The Company had recorded a contingent liability in the amount of $1,146,544 for this lien although the holder is current on the payments on this note. The project was sold in march of 2008 and have repaid all its mortgage debt including contingencies.

NOTE 8 - GOING CONCERN

As shown in the accompanying consolidated unaudited financial statements, the Company incurred substantial net losses since inception and doesn’t have the revenue stream to support itself. There is no guarantee as to whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

In April of 2009 Solargy executed a Build operate contract with Mardan Province in Pakistan for the construction of a 30 MW alternative energy power plant. The company is currently actively seeking funding for the project.

END OF FINANCIAL STATEMENTS

SOLARGY SYSTEMS, INC
(FORMERLY KNOWN AS SBD INTERNATIONAL INC. AND SUBSIDIARY)

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009 AND 200 8

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

Solargy Systems Inc Inc currently traded as an OTC pink sheets (SLGS) , merged with Site Works Building & Development Co, in August of 2006 ..(which was incorporated in Florida in 2001 as a construction and real estate development company). The Company has refocussed to be an alternative systems integrator, providing alternative energy solutions in emerging markets.

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

RESULTS OF OPERATIONS

SIX AND THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX AND THREE MONTHS ENDED MARCH 30, 2008

Revenues

The 2009 revenues to date are 5,714, primarily from our CEO acting as an estimating consultant., The company has secured a construction contract for the construction of a 30 MW project but operations have not yet begun. Revenues totaled $4,100,000 and $173,548 for the six and three months ended June 30, 2008.

Cost of Revenues

Cost of revenues consists of materials, labor, equipment rental and other expenses related to the site preparation project. Cost of revenues totaled $210,910.. and $85,670. for the six and three months ended June 30, 2009. The cost of revenues for the same periods last year was 1,663,445 because the Chiefland project was being worked on.

Operating Expenses

General and administrative expense consists of property taxes, office expenses, rent, phones was for the period ending June 30, 2009, $29,650 compared to $10,086 in the six months ended June 30, 2008.

Included in stock based employee and consultant compensation is the expense of issuing stock to an employee of $128,400 and $56,610 for the six and three months ended June 30, 2009. Consultants also received stock based compensation of $124,800 and $56,410 for the six and three months ended June 30, 2009 which is included in General and Administrative Expense.

Other Expenses

Interest expense for the six and three months ended June 30, 2009 of $6404.00 and $4670 is primarily attributable to interest on credit lines . A non-cash derivative income was recognized in the amount of $156,867 for the quarter and the year. This income was primarily caused by the decrease in the fair value of the conversion due to the market price dropping below the conversion price at the end of the quarter. Due to the adjustable conversion price of the note, this amount will most likely reverse in the next quarter.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had cash of approximately $9,800, a decrease of $62,911 from June 30, 2008.

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

MANAGEMENT’S GOALS

In our opinion we need to achieve the following events or milestones;

Start Construction of BOT Hybrid solar project in Mardan By end of fiscal 2009
Raise additional capital of to execute our project in Mardan Pakistan

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

Risks and Related Disclosures Relating to Our Business

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the auditors’ report related to our financial statements for the fiscal year ended December 31, 2005,and 2006 that raises doubt about our ability to continue our operations during the next 12 months.

We had net losses of approximately $950,000.. and $......................... for the fiscal years ended December 31, 2008 and 2007, respectively, and generated $4,100,000 and $................................ (restated) in revenues during the fiscal years ended December 31, 2008 and 2007, respectively. Our auditors will include a going concern qualification in their report on our financial statements for the fiscal year ended December 31, 2008. We cannot assure you that we will be able to generate enough revenue or raise sufficient capital to operate our business during the next 12 months. Our existence is dependent upon our management’s ability to develop profitable operations and resolve our liquidity problems. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. We may continue to have operating losses in the foreseeable future. If we are unable to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we will be required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2009, to include in our annual reports on Form 10-KSB, our management’s report on internal control over financial reporting and the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any "significant deficiencies" or "material weaknesses" reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

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
unstable economic, financial and market conditions;
potential incompatibility with foreign joint venture partners;
foreign currency controls and fluctuations in currency exchange rates;
trade restrictions;
increases in taxes and the effect of local regulations; and
changes in labor conditions, labor strikes and difficulties in staffing and managing international operations.

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

The trading price of our Common Stock could be subject to wide fluctuations in response to:

our prospects as perceived by others;
our operating results;
differences between our reported results and those expected by investors;
announcements of new contracts by us or our competitors; and
general economic or stock market conditions unrelated to our operating performance.

Fluctuations in our stock price as a result of any of the foregoing factors may result in substantial losses for investors.

Limited trading volume of our Common Stock may contribute to its price volatility.

Through June 30, 2008, the average daily trading volume during 2009 for our Common Stock was approximately 400,000 shares. We cannot assure you that a more active trading market in our Common Stock will develop. As a result, relatively small trades may have a significant impact on the price of our Common Stock.

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

On June 30, 2009, the closing price of Common Stock was $0.007 bid . Our Common Stock is a "penny stock" security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management’s Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) the validity of the Company’s issued shares of stock; (ii) the Company’s ability to continue as a going concern;

(iii) the availability of financing on terms acceptable to the Company; (iv) the management’s ability to implement the Company’s business and growth strategy;

(v) the validity of the underlying assumptions and estimates of projected costs and revenues on a contract; (vi) the management’s ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures; (vii) any inability of us to successfully conduct our business in new markets; and (viii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

There were no significant changes in our internal control over financial reporting that could significantly affect our controls during quarter ended June 30, 2009. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings -

Solargy System Inc does not have any current legal proceedings

Item 2. Changes in Securities -

During the six months ended June 30, 2009, The Company issued 6,700,000 shares of stock at fair value of $18,400 for compensation to an employee. Additionally the company issued 71,400,000 shares of stock at fair value of $420,600 for consulting services

On August 1, 2006, the Company merged with SBD International (SBD), with SBD being the surviving entity. Upon execution of the merger an exchange of one share of SBD common stock was issued for every 25 shares of The Company’s common stock. This reduced the outstanding shares to approximately 8,794,000 shares of common stock.

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
Carl Nurse, Chief Executive Officer and
Chief Financial Officer
June 30, 2009

Exhibit 31

Certification

by Chief Executive Officer and Acting Chief Accounting Officer Pursuant to Rule 13a-14

I, Carl Nurse, certify that:

I have reviewed this quarterly report on Form 10-QSB of SOLARGY SYSTEMS INC

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the unaudited financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information;

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

June 30, 2009

s/ Carl Nurse
Carl Nurse
Chief Executive Officer and Chief Accounting Officer

Exhibit 32

Certification Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of SOLARGY SYSTEMS INC . (the "Company") on Form 10-QSB for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carl Nurse as Chief Executive Officer and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report may not fully comply with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report might not fairly presents, in all material respects, the financial condition and results of operations of the Company.

	By:	/s/ Carl Nurse
Carl Nurse
Chief Executive Officer and Chief Accounting Officer

June 30, 2009