Form 10-Q
period 2010-09-30
Solargy Systems Inc
filed 2010-10-13
CIK 1106643

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549

                                  FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           AND EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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


                         1717 N BAYSHORE DRIVE , MIAMI
                              MIAMI FLORIDA 33312
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (305) 603-8702
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2010.

570,529.714 COMMON SHARES

Transitional Small Business Disclosure Format:
                                    YES (  ) NO (X)

EXPLANATION

THIS UNAUDITED AND NOT REVIEWED INTERIM STATEMENT IS PRESENTED FOR PRELIMINARY BASIC INFORMATION ONLY. THE INFORMATION CONTAINED HEREIN WILL BE REVISED AND CORRECTED IN DUE COURSE. THE FINANCIAL INFORMATION IS NOT INTENDED TO BE USED AS A BASIS FOR ANY INVESTMENT DECISION, BUT SIMPLY FOR INFORMATION ONLY.

AUDITED AND REVIEWED STATEMENTS WILL BE PUBLISHED IN DUE COURSE.

                              SOLARGY SYSTEMS INC.
           (FORMERLY KNOWN AS SBD INTERNATIONAL, INC. AND SUBSIDIARY)
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                               PAGE

Item 1. Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheet as of September 30, 2010          3

        Condensed Consolidated Statements of Operations for the six
          and nine months ended September 30, 2010 AND 2009                    4

        Condensed  Consolidated Statements of Cash Flows for the three
          and nine months ended September 30, 2010 AND 2009                    5

        Notes to Condensed Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Securities Holders

Item 5. Other Information

Item 6. Exhibits

Signature

Certification

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                      SOLARGY SYSTEMS INC
                                  CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2010

                                                           (UNAUDITED)

--------------------------------------------------------------------------------- --- ---------------
ASSETS
------

CURRENT ASSETS:
   Cash                                                                            $           1,760
   Trade receivables (over 120 days old)                                                      73,322
    Prepaid                                                                                    4,750
                                                                                      ---------------
Total current assets                                                                          79,832


FURNITURE AND EQUIPMENT (net of accumulated depreciation of $6,125)                            2,389



DEPOSITS                                                                                      17,470
NOTES RECEIVABLE                                                                             359,650
                                                                                      ---------------
TOTAL ASSETS                                                                       $         459,341
                                                                                      ---------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                $         104,618
   Due to related parties                                                                    293,459
   Accrued payroll and other liabilities                                                     360,648
                                                                                      ---------------
Total current liabilities                                                                    758,725

LONG-TERM LIABILITIES
     Convertible note payable (net of unamortized discount of $348,361)                    1,582,410
      Derivative financial instruments and warrant liability                               1,328,305


     Accrued liabilities                                                                      41,187
                                                                                      ---------------
 Total liabilities                                                                         3,710,627
                                                                                      ---------------

STOCKHOLDERS' DEFICIT:
        Convertible Preferred Stock, Series A, $0.001 par value 20,000,000
shares authorized and 0 shares issued and outstanding                                              0
        Convertible Preferred Stock, Series B, $1.00 par value 20,000,000 shares
authorized and 1.100,000 shares issued and outstanding                                     1,100,000
        Common stock, $0.001 par value, 750,000,000 shares authorized,
570,529,714 shares issued and outstanding                                                    570,530
        Additional paid-in-capital                                                         6,629,288
Retained deficit                                                                        (11,594,172)
                                                                                      ---------------
Total stockholders' deficit                                                                (875,614)
                                                                                      ---------------

TOTAL                                                                              $         459,341
                                                                                      ===============

================================================================================= === ===============

              See notes to consolidated financial statements.


                                                  SOLARGY SYSTEMS INC
                              (FORMERLY KNOWN AS SBD INTERNATIONAL, INC. AND SUBSIDIARY)
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (UNAUDITED)

--------------------------------------------- --- --------------- --- -------------- --- ----------------- --- ------------------

                                                     For the             For the             For the                 For the
                                                   Nine months         Nine months         three months          three months
                                                   Ended Sept.         Ended Sept.         Ended Sept.            Ended Sept.
                                                     30, 2010           30, 2009             30, 2010              30, 2009
                                                  ---------------     --------------     -----------------     ------------------

REVENUES                                       $          24,502   $         31,864   $             8,869   $             23,294

COST OF REVENUES                                        (24,015)          (28,507)                (3,915)                19,740
                                                                          ---------   -
                                                  ---------------                        -----------------

GROSS PROFIT                                                 486            13,357                  4,954                  3,554
                                                                            -------                                        -----
                                                  ---------------                        -----------------

OPERATING EXPENSES:
Stock based employee and consultant
compensation                                             618,000            856,170                11,000                784,502

General & Administrative                                 773,928             82,043               262,115                 22,738

Marketing                                                 11,502      4,127                         5,912                  2,300
                                                  ---------------     --------------     -----------------     ------------------
Total operating expenses                               1,403,400            942,340               279,027                809,540

                                                  ---------------     --------------     -----------------     ------------------
LOSS FROM OPERATIONS                                 (1,402,914)          (928,983)             (274,073)              (805,986)

OTHER EXPENSES:
     Derivative (income) expense                         156,867                                  156,867
     Interest expense                                  (346,450)           (44,742)             (272,763)               (44,742)
                                                  ---------------     --------------     -----------------     ------------------
NET LOSS                                       $     (1,592,497)   $      (973,725)   $         (389,969)   $          (850,728)
                                                  ===============     ==============     =================     ==================


LOSS PER COMMON SHARE - BASIC & DILUTED        $          (0.01)   $         (0.51)   $            (0.00)   $             (0.17)
                                                  ===============     ==============     =================     ==================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING - BASIC        AND
DILUTED                                              570,529,714        570,529,714           570,529,714            570,529,714
                                                  ===============     ==============     =================     ==================


--------------------------------------------- --- --------------- --- -------------- --- ----------------- --- ------------------

See notes to consolidated financial statements.

                                                  SOLARGY SYSTEMS INC
                              (FORMERLY KNOWN AS SBD INTERNATIONAL, INC. AND SUBSIDIARY)
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (UNAUDITED)

---------------------------------------------------------------------- --- ----------------- -- ------------------

                                                                               For the               For the
                                                                             Nine months           Nine months
                                                                           Ended September       Ended September
                                                                               30, 2010             30, 2009
                                                                           -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        (1,592,497)             (973,725)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   9,227                 4,752
      Stock issued for employee and consultant compensation                               0               150,000
       Amortization of beneficial interest and change in derivative
value                                                                               101,741                44,085
Changes in assets and liabilities, net:
      Accounts receivable                                                          (95,283)              (51,698)
      Deposits                                                                      (5,520)
      Accounts payable and other liabilities                                        346,046                58,249
      Accrued and other liabilities                                                 366,405                11,287
                                                                           -----------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (105,066)              (126,307
                                                                           -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments                                                                         (0)
    Purchases of  furniture and equipment                                               (0)                   (0)
                                                                           -----------------    ------------------
CASH USED IN INVESTING ACTIVITIES                                                       (0)               (5,016)
                                                                           -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipt of advances
   Proceeds from subscription receivable                                                                        0
   Proceeds from sale of common stock                                                                           0
                                                                                                                -
   Payment of Note                                                                        0
   Loan from related party                                                                0                     -
                                                                           -----------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 0               146,267
                                                                           -----------------    ------------------

NET CHANGE IN CASH                                                                        0                14,944

CASH AT BEGINNING OF PERIOD                                                           5,119                 5,224

                                                                           -----------------    ------------------
CASH AND RESTRICTED CASH AT END OF PERIOD                               $             1,760  $             20,168
                                                                           =================    ==================


   See notes to consolidated financial statements.

                              SOLARGY SYSTEMS INC
           (FORMERLY KNOWN AS SBD INTERNATIONAL, INC. AND SUBSIDIARY)
        NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 2010 AND 2009


NOTE 1 -         ORGANIZATION AND BASIS OF PRESENTATION

           The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated unaudited financial statements and notes are presented as permitted on form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in the consolidated unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated unaudited financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the company later in the year.

                 Basis of Presentation
           Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2009 and for the years ended December 31, 2009 and 2004 contained in our Form 10-KSB.

NOTE 2 -         DUE TO RELATED PARTY

           The Company had outstanding debt of $55,826 to an officer/stockholder for expenses advanced on behalf of the Company at September 30, 2010. The Company also received cash advances from a shareholder. The outstanding debt to this shareholder was $360,648 at September 30, 2010. There are no specific repayment terms on either of these debts.

NOTE 3   -       MORTGAGE PAYABLE

           The mortgage the company had on the property at Chief land was retired in June of 2008.

                              SOLARGY SYSTEMS INC
           (FORMERLY KNOWN AS SBD INTERNATIONAL, INC. AND SUBSIDIARY)
        NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 2010 AND 2009

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

           At September 30, 2010 the Company had deficits accumulated approximating $11,627,172 available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. `

NOTE 5   -       CONVERTIBLE NOTES PAYABLE, COMMON STOCK WARRANTS AND DERIVATIVE
                 FINANCIAL INTRUMENTS

At September 30, 2010, the convertible note payable is comprised of the following:

8% Callable Secured Convertible Term Notes totaling $1,400,000:

due from September 27, 2009 $ 500,000,  200,000,  200,000, due Jan 2011  150,000

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

                              SOLARGY SYSTEMS INC

        NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 2010 AND 2009

NOTE  5   -       CONVERTIBLE NOTES PAYABLE, COMMON STOCK WARRANTS AND
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

     o The company has the option, if the market price is below $.06 for each trading day of the month, to prepay 104% of the outstanding principal divided by 36 plus one month's interest.

     o The Warrants, which are exercisable at any time had initial terms as follows:

     o 50,000,000 warrants, expiring September 28, 2013, at an exercise price of $0.10/share.

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

                              SOLARGY SYSTEMS, INC
           (FORMERLY KNOWN AS SBD INTERNATIONAL, INC. AND SUBSIDIARY)

        NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2010 AND 2009

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

At June 30, 2008, the following liabilities related to the Warrants and the embedded derivative instruments in the

Note were outstanding:


Fair Value of the warrant is:

                 Issue          Expiry                                             Exercise           Value
                 Date           Date             Instrument                        Price/Share        9/30/2006
                 ------------------------------------------------------------------------------------------------------
                 9/28/2005      9/28/2013        Warrant 5,000,000                 $           0.10           15,594

Fair value of embedded derivatives:

                 Issue          Expiry                                               Exercise         Value
                 Date           Date          Instrument                             Price/Share      9/30/2006
                 ------------------------------------------------------------------------------------------------------

                 9/28/2005      9/28/09       Convertible Note- Conversion Feature   $          0.10          70,915
                                              Convertible Note Interest-
                 9/28/2005      9/28/09       Conversion Feature                     $          0.10          15,232

The carrying value of the note is:

                 Issue            Expiry                                                              Value
                 Date             Date              Instrument                                        9/30/2006
                 ------------------------------------------------------------------------------------------------------

                 9/28/2005          9/28/2009       $ 500,000 Convertible Term Note                          151,639

NOTE- 6 ISSUANCE AND CHANGES TO COMMON STOCK

During the six months ended June 30, 2009, The Company issued 60,000,000 shares of stock at fair value of $128,400 for compensation to an employee. Additionally the company issued 60,400,000 shares of stock at fair value of $240,600 for consulting services.

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


NOTE 7- CONTINGENCY/UNCERTAINTY

In June 2005, the Company issued 1,100,000 shares of preferred stock Series B value at $1.00 a share. The Company also issued 35,000,000 shares of common stock par value valued at $1,000,000 in order to purchase property from Munich LLC. The property was appraised at $2,100,000. Subsequent to the purchase, the Company discovered that the property wasn't free and clear of mortgages and/or liens. The Company had recorded a contingent liability in the amount of $1,146,544 for this lien although the holder is current on the payments on this note. The project was sold in March of 2008 and has repaid all its mortgage debt including contingencies.

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


NOTE 9- SUBSEQUENT EVENTS

ON SEPT 30, 2008, THE COMPANY FILED A FORM 14 INDICATING A NAME CHANGE TO SOLARGY SYSTEMS INC. AND ALSO INDICATING THAT THE COMPANY STOCK WILL BE REVERSED OF A 2500 TO ONE BASIS.

THIS IS IN KEEPING WITH A FUNDAMENTAL CHANGE IN WHAT THE COMPANY DOES AND HOW IT WILL OPERATE GOING FORWARD. SOLARGY SYSTEMS INC. IS HAS CHANGED ITS MISSION TO THAT OF AN ALTERNATIVE ENERGY SYSTEMS INTEGRATOR. SOLARGY WILL ENGAGE IN THE PRODUCTION OF PHOTOVOLTAIC PANELS AND IN THE SALES AND INSTALLATION OF POWER SYSTEMS USING ALTERNATIVE ENERGY PRODUCTS, INCLUDING SOLAR, WIND AND WASTE TO ENERGY.

The company was required to file a registration statement, by the terms of a registration rights agreement, with the SEC on October 27, 2006. As of the date of this filing, the registration statement has filed but subsequently withdrawn on separate occasions. In the event that we fail to file this statement, we are obligated to pay, to the holders of the Note, damages of 2% of the face amount of the Notes per month.

IN APRIL OF 2009 SOLARGY EXECUTED A BUILD OPERATE TURNOVER CONTRACT WITH MARDAN PROVINCE IN PAKISTAN FOR THE CONSTRUCTION OF A 30 MW ALTERNATIVE ENERGY POWER PLANT. THE COMPANY IS CURRENTLY ACTIVELY SEEKING FUNDING FOR THE PROJECT. IT IS EXPECTED A 144A PLACEMENT WILL BE USED.

END OF FINANCIAL STATEMENTS

                              SOLARGY SYSTEMS, INC
           (FORMERLY KNOWN AS SBD INTERNATIONAL INC. AND SUBSIDIARY)

        NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 2010 AND 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

Solargy Systems Inc. currently traded as an OTC pink sheets (SLGS) , merged with Site Works Building & Development Co, in August of 2006 .(which was incorporated in Florida in 2001 as a construction and real estate development company). The Company currently offers alternative energy systems in emerging markets. The energy alternatives include waste to energy plants, solar farms, and wind turbine systems .management believes that there is a vibrant market in emerging economies for waste to energy plants and alternative energy sources as the cost of fossil fuel increases.

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

STRATEGIC PLAN

The Company intends to pursue a strategy of: securing Power purchase agreements with utility companies, and then using the income stream from the power purchase agreements to securitized funding from alternative energy funds. Management has had some success with acquiring term sheets and in fact have acquired a 30 MW power purchase agreement and has had letters of intent or memorandums of understanding issued to the company.

PROJECTS

The company is currently pursuing a number of Power purchase agreements with utility services in the Caribbean and South East Asia.

In January of 2009 the Municipality of Mardan, a province in the Northwestern Provinces of Pakistan , awarded Solargy a power purchase agreement for 30 MW of Power . The Company has had considerable difficulty securing funding to execute the contract. Management has suggested to the Municipality of Marwan that a letter of credit be issued to support the funding. The Municipality has verbally agreed, but to date the company has not yet received the banking guarantee.


Management is also planning to use 50 acres of land it has access to as a joint venture to build a solar farm in Chief land Florida. Solargy has secured a term sheet from a regional utility company for the purchase of up to 20 MW of power for a period of twenty years, as was previously announced.

In September of 2010, management was informed that there was an interest from some West African countries in acquiring a number of waste to energy plants. Management has been led to believe that there is a strong possibility that at least one waste to energy contract will be awarded and in fact management has seen an expression of interest in a10 MW WTE $60,000,000 plant. Solargy hopes to have secured a POWER PURCHASE AGREEMENT (PPA) for the 10 MW facilities by the end of the year, and a bank guarantee to finance the project.

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

REVENUE RECOGNITION:

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectability of the sales price is reasonably assured. As such, we recognize revenues as services are rendered. Sales of real estate are generally recognized under the full accrual method when each of the criteria in paragraph 5 of SFAS 66 is met. Under that method, gain is not recognized until the collectability of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition a gain is deferred until those requirements are met.

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

RESULTS OF OPERATIONS

NINE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE AND SIX MONTHS ENDED SEPTEMBER 30, 2009

REVENUES

The 2010 revenues to date are 24,502, primarily from our CEO acting as a consultant, The Company has secured a construction contract for the construction of a 30 MW project but operations have not yet begun. Revenues totaled $31,864 and $23,294 for the nine and three months ended September 30, 2009.

COST OF REVENUES

Cost of revenues consists of preparation of quotes, and general and administrative expenses .. Cost of revenues totaled $24,015 and $3,915 for the nine and three months ended Sept 30, 2010. The cost of revenues for the same periods last year, 2009, was 28,507 and 19,740 respectively . The significant fall off in revenues from the 2009 revenues were directly attributable to the failing economy and the lack of finance.

OPERATING EXPENSES

General and administrative expense consists, office expenses, rent, phones was for the period ending Sept 30 2010, $29,650 compared to $10,086 in the six months ended June 30, 2009.

Included in stock based employee and consultant compensation is the expense of issuing stock to an employee. of $161,900 and $56,610 for the six and three months ended June 30, 2009. Consultants also received stock based compensation of $124,800 and $56,410 for the six and three months ended June 30, 2009 which is included in General and Administrative Expense.


OTHER EXPENSES

Interest expense for the nine and three months ended September 30, 2009 of $6,404.00 and $4670 is primarily attributable to interest on credit lines. A non-cash derivative income was recognized in the amount of $156,867 for the quarter and the year. This income was primarily caused by the decrease in the fair value of the conversion due to the market price dropping below the conversion price at the end of the quarter. Due to the adjustable conversion price of the note, this amount will most likely reverse in the next quarter.

LIQUIDITY AND CAPITAL RESOURCES

At SEPT 30, 2010, we had cash of approximately $1,760, a decrease of $2,400 from September 30, 2009.

We believe that we will need to raise between $75,000,000 and $150,000,000 through the sale of 144A debt and/or equity securities in order to fund working capital needs of the Company. If we are successful in raising these funds in a timely manner, we anticipate our revenues to exceed $1,000,000 and our general and administrative expense we be approximately $900,000. However, this estimate is a forward-looking statement that involves risks and uncertainties and is subject to a number of factors so there can be no assurance of such.

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

MANAGEMENT'S GOALS

In our opinion we need to complete the following;

      o Complete a 144a secured bond offering as soon as possible. Management has identified a joint venture partner who has a shelf offering of 144a bonds, backed by Life settlement policies. The company has to bear the cost of having a prospectus written and has been engaged in the process of raising capital for the issuance of these bonds. However management believes that given the size and the nature of the energy projects being contemplated, 144a hybrid bond offering, which offers investors security of a guaranteed interest and principal payment until the bonds mature are the only option available to finance the projects currently contemplated. Potential projects exceed 200,000,000.


      o     Start Construction a project in fiscal 2011.



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


RISKS AND RELATED DISCLOSURES RELATING TO OUR BUSINESS

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the auditors' report related to our financial statements for the fiscal year ended December 31, 2009, and 2010 that raises doubt about our ability to continue our operations during the next 12 months.

We had gross revenues/losses of approximately $39,622 and $.4,100,000 for the fiscal years ended December 31, 2009 and 2008, respectively. The decrease in revenues were as a result of the collapse of the housing market and was a catalyst in the decision to reposition the company as an alternative energy provider. Our auditors will include a going concern qualification in their report on our financial statements for the fiscal year ended December 31, 2009 and 2010. We cannot assure you that we will be able to generate enough revenue or raise sufficient capital to operate our business during the next 12 months. Our existence is dependent upon our management's ability to develop profitable operations and resolve our liquidity problems. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. We may continue to have operating losses in the foreseeable future. If we are unable to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

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


Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we will be required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2009, to include in our annual reports on Form 10-KSB, our management's report on internal control over financial reporting and the registered public accounting firm's attestation report on our management's assessment of our internal control over financial reporting. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any "significant deficiencies" or "material weaknesses" reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

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

Through September 30, 2010, the average daily trading volume during 2009 for our Common Stock was approximately 400,000 shares. We cannot assure you that a more active trading market in our Common Stock will develop. As a result, relatively small trades may have a significant impact on the price of our Common Stock.

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

On September 30, 2009, the closing price of Common Stock was $0.0012 bid. Our Common Stock is a "penny stock" security under the rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in certain transactions involving penny stocks must first deliver a disclosure document that describes, among other matters, the risks associated with trading in penny stocks. Furthermore, the broker-dealer must make a suitability determination approving the customer for penny stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these determinations in writing to the customer and obtain specific written consent from the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and those actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) the validity of the Company's issued shares of stock; (ii) the Company's ability to continue as a going concern;

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

Within ninety (90) days prior to the filing of this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required being included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management and our Board of Directors, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There were no significant changes in our internal control over financial reporting that could significantly affect our controls during quarter end September 30, 2010. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

Solargy System Inc. does not have any current legal proceedings.

ITEM 2. CHANGES IN SECURITIES -

During the nine months ended September 30, 2010, The Company has not issued any additional shares.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES . THE COMPANY HAS DEFAULTED ON ITS CONVERTIBLE NOTES TO ONE ITS LENDERS. THE COMPANY HAS SUSPENDED CONVERSIONS OF ITS CONVERTIBLE NOTES UNTIL THE COMPANY CAN REFINANCE THE TOTAL OUTSTANDING DUE. MANAGEMENT BELIEVES THAT PRIOR CONVERSIONS HAVE RESULTED IN THE LOW STOCK PRICE AND BELIEVES THE COMPANY WILL NEVER BE ABLE TO HAVE A QUOTE REFLECTIVE OF ITS BOOK VALUE AND LONG AS IT ALLOWS CONVERSIONS.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS

EXHIBITS

31 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, Carl Nurse

32 Section 1350 Certification, Carl Nurse - Chief Executive Officer and Chief Accounting Officer

Exhibits
--------

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

         SOLARGY SYSTEMS INC

         By /s/ Carl Nurse
           -----------------

      Carl Nurse, Chief Executive Officer and
      Chief Financial Officer
      October 11, 2010

                                                                      EXHIBIT 31
                                 CERTIFICATION
         BY CHIEF EXECUTIVE OFFICER AND ACTING CHIEF ACCOUNTING OFFICER
                            PURSUANT TO RULE 13A-14

      I, Carl Nurse, certify that:

      I have reviewed this quarterly report on Form 10-QSB of SOLARGY SYSTEMS INC.;

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

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

October 11, 2010

                                        /s/   Carl Nurse
                                        ----------------------------------------
                                        Carl Nurse
                                        Chief Executive Officer and Chief
                                        Accounting Officer

EXHIBIT 32

                           Certification Pursuant to

                            18 U.S.C. Section 1350,

                             as Adopted Pursuant to

                 Section 906 of the Sarbanes-Oxley Act of 2002

           In connection with the Quarterly Report of SOLARGY SYSTEMS INC. (the "Company") on Form 10-QSB for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carl Nurse as Chief Executive Officer and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

           (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                            By   /s/ Carl Nurse
                            Carl Nurse
                            Chief Executive Officer and Chief Accounting Officer
October 11, 2010